Form 10-Q
period 2013-11-30
Mineria Y Exploraciones Olympia, Inc.
filed 2014-01-16
CIK 1578305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period _______________ form to _______________

Commission File number 333-190652

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0785773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle San Pablo, No. 8 Bo. Buenos Aires, Municipio Monsenor Novel, Dominican Republic
(Address of principal executive offices)

775-884-9380
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 14, 2014: 75,000,000 common shares

		Page Number
PART 1. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheet as at November 30, 2013 and May 31, 2013	4

	Condensed Statement of Operations For the six months ended November 30, 2013 and 2012 and for the period August 22, 2012 (Date of Inception) to November 30, 2013	5

	Condensed Statement of Cash Flows For the six months ended November 30, 2013 and 2012 and for the period August 22, 2012 (Date of Inception) to November 30, 2013	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	28

PART 11. OTHER INFORMATION		29

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Mine Safety Disclosure	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	34

SIGNATURES.		35

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Mineria Y Exploraciones Olympia, Inc. (Pre-exploration stage company) at November 30, 2013 (with comparative figures as at May 31, 2013) and the condensed statements of operations for the six months ended November 30, 2013 and 2012 and for the period from August 22, 2012 (date of inception) to November 30, 2013 and the statements of cash flows for the six months ended November 30, 2013 and 2012 and for the period from August 22, 2012 (date of inception) to November 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.    In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended November 30, 2013 are not necessarily indicative of the results that can be expected for the year ended May 31, 2014.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$21,978	$26,166

Total Current Assets	$21,978	$26,166

LIABILITIES AND STOCKHOLDER’S (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$8,665	$-
Advances from related parties	25,203	-

Total Current Liabilities	33,868	-

STOCKHOLDER’S (DEFICIENCY) EQUITY

Common stock
550,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Deficit accumulated during the exploration stage	(86,890)	(48,834)

Total Stockholder’s (Deficiency) Equity	(11,890)	26,166

	$21,978	$26,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the three months ended Nov. 30, 2013	For the three months ended Nov. 30, 2012	For the six months ended Nov. 30, 2013	From Aug. 22, 2012 (date of inception) to Nov. 30, 2012	FromAug. 22, 2012 (date of inception) to Nov. 30, 2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Exploration	19,188	-	19,459	25,800	45,987
Impairment on mineral claim acquisition	-	-	-	13,000	13,000
General and administrative expenses	4,622	780	18,597	6,039	27,903

NET LOSS FROM OPERATIONS	$(23,810)	$(780)	$(38,056)	$(44,839)	$(86,890)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	64,346,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the six months ended November 30, 2013	Form August 22, 2012 (date of inception) to November 30, 2012	From August 22, 2012 (date of inception) to November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(38,056)	$(44,839)	$(86,890)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	203	-	203
Impairment loss on mineral claim	-	13,000	13,000
Changes in operating assets and liabilities:
Accounts payable	8,665		8,665

Net Cash Used in Operating Activities	(29,188)	(31,839)	(65,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	(13,000)	(13,000)

Net Cash Used in Investing Activities	-	(13,000)	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	75,000	75,000
Advances from related parties	25,000	-	25,000

Net Cash Provided by Financing Activities	25,000	75,000	100,000

Net (Decrease ) Increase in Cash	(4,188)	30,161	21,978

Cash at Beginning of Period	26,166	-	-

CASH AT END OF PERIOD	$21,978	$30,161	$21,978

The accompanying notes are an integral part of these condensed consolidated financial statements

MINERIA Y EXPLORACTIONES OLYMPIA, INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

1.           ORGANIZATION AND BASIS OF PRESENTATION

The Company, Mineria Y Exploraciones Olympia, Inc., was incorporated under the laws of the State of Nevada on August 22, 2012 with the authorized capital stock of 550,000,000 shares at $0.001 par value.

The Company’s wholly owned subsidiary Consorcio de Mineria y Exploraciones Olympia, SRL, is a limited liability company, organized on September 4, 2012, under the laws and regulations of the Dominican Republic.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired.   The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the exploration stage.

The interim financial statements for the six months ended November 30, 2013, and for the period August 22, 2012 to November 30, 2012, are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements for the year ended May 31, 2013, as filed with the SEC.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Consolidated Financial Statements

The Company consolidates its financial statements with that of its wholly owned subsidiary, Consorcio de Mineria y Exporaciones Olympia, SRL wherein all intercompany accounts are eliminated upon consolidation.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at November 30, 2013.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Transactions

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and

(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

On August 28, 2012, the Company acquired the Olympia Gold Claim located in the Dominican Republic for $13,000.

The Olympia Gold Claim consist of 3,315 (Three Thousand Three Hundred and Fifteen mining hectares) or 8,191 acres, located in the province of San Jose de Ocoa, municipality of San Jose de Ocoa, in the Southwestern region of the country, at about 112 kilometers from the city of Santo Domingo, capital of the Dominican Republic.

The Company determined indicators of impairment existed at May 31, 2013, and based on its cash flows assessment on that date, determined an impairment loss should be recorded in the amount of $13,000.

4.          SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended November 30, 2013, the Company’s sole director paid $203 for operating expenses on behalf of the Company and made an advance of $25,000 to the Company. These amounts are reported as due from related parties on the balance sheet.  These amounts are non-interest bearing and payable on demand.

The sole director and officer of the Company has purchased 100% of the issued and outstanding shares of the Company for $75,000.

5.           COMMON STOCK

On September 4, 2012, the Company issued 75,000,000 common shares to its sole director and officer for $75,000.

6.           GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director’s advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the sections titled “Risk Factors” and “Forward-Looking Statements.”

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on August 22, 2012.

Our offices are located at Calle San Pablo, No. 8 Bo. Buenos Aires, Municipio Monsenor Novel, Dominican Republic and can be reached at 809-223-2353.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia located north of the city of Santo Domingo in the Dominican Republic. In order to determine if there existed any mineralization on the Olympia the subsidiary undertook ground exploration in the early part of 2013 and in February obtained a geological report authored by Hilario Santos Sosa, Professional Geologist, which is included in part in this Form 10-Q. Based on these results the Company undertook a further sampling program in the fall of 2013. It might not have the available funds to undertake the recommended drilling program as set forth in the geological report mentioned above and hence undertook the less expensive exploration program concentrating on soil, rock and sediment samples taken from areas where high concentration of mineralization were obtained during its first exploration program.

Sadler Gibb & Associates, Inc. have stated in their audit report dated August 15, 2013 that we might cease as a going concern. Their wording in their report is as follows:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statement the company will need additional working capital for its intended purpose, which raises substantial doubt about its ablity to continue as a going concern. Managment's plans concerning these matters are also described in Note 6 the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our auditors believe there is substantial doubt that our company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our company. We are not producing any revenue from the Olympia and it might take years before we are able to develop the claim to a degree that it is able to produce revenue and ensure our future success. Therefore we must seek other sources of funds other than from the Olympia in order for us to be a going concern. One way is to seek funds from new investors or to have our current director and officer advance funds to us in addition to the funds he has already advanced to the Company.

Our sole asset is a 100% interest in the Olympia Gold Claim (“Olympia”) located in the Dominican Republic. We acquired the Olympia claim for the sum of $13,000 from the Ministry of Mines in the Dominican Republic. We own no property other than the Olympia. As of the date of this Form 10-Q, we have conducted exploration work under Phase I on the Olympia and have extended this sampling to other areas on the Olympia. We engaged Hilario Sosa, a Geological Consultant, to explore and summarize the exploration potential of the Olympia and to make recommendations. Under this report, Mr. Sosa recommended undertaking Phase II of our exploration program consisting of soil geochemistry and diamond drilling of locations identified as having some value as shown during Phase I and the subsequent ground work undertaken in the fall of 2013. The cost for Phase II is estimated at $65,752. We will have to raise funds to pay for the Phase II since at present we do not have sufficient funds to complete it as outlined by Mr. Sosa.

There is no assurance that a commercially viable mineral deposit or reserve exists at our mineral claim or may exist until sufficient and appropriate exploration is completed and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of a substantial amount of capital, capital which we do not currently have and may never be able to raise.

We have no full-time employees and our management devotes a small percentage of his time to the affairs of the Company.

Overview

Olympia Gold Claim

The following independent geological mapping report was undertaken at the request of the management of Consorcio de Mineria y Exploraciones Olympia, S.R.L., to comply with the international exploration standards for the Olympia. The author of the report was Mr. Hilario Sosa, Professional Geologist, who graduated from the Universidad Tecnologica de Santiago as an Engineer of Geology in 1994 and obtained in 1996 his Master’s of Science from UMAM University fo Mexico. He has been a geologist for 18 years and visited the Olympia between November 25th and December 13, 2012. Since 1995 he has worked for Kuky Silverio Industrial (for nine years), Pato Alto Mining Company (for five years) and Barrick Mining (for one year).

Our President, Mr. Garcia, was instrumental in deciding upon the Olympia Gold Claim being the initial project for the Company. Being a professional geologist for a number of years and being familiar with the geology in the Dominican Republic, he researched the geological information previously developed by the Ministry of Mines in many areas of the country. In 2000, the European Union gave a non-refundable loan of 30,000,000 Euros to undertake exploration activities over the majority of the country. In addition to aerial surveying ground samples were taken and assayed as to mineral content. This information was compiled and is available to anyone interested in the geological structure of the Dominican Republic. The information reviewed by Mr. Garcia at the offices of the Ministry of Mines contained geological mapping, aerial and ground geophysical studies as well as structural geology. From this information made available to him he selected what he felt was the best mineral claim in the San Jose de Ocoa area of the Dominican Republic ; an area he is interested in.

The Company’s wholly owned subsidiary was incorporated in Puerto Plata in the Dominican Republic on August 15, 2012 and on August 28, 2012 it acquired the Olympia Gold Claim by filing an exploration concession application with the Ministry of Mines. There were no contractual agreements entered into with any party; merely an exploration concession application made to the Ministry.

The mineral claim was assigned to Consorcio de Mineria Y Exploraciones Olympia, S.R.L., and the designation was filed with the Ministry of Industry and Commerce and Mining Directorate of the Government of the Dominican Republic.

Consorcio de Mineria y Exploraciones Olympia, SRL, has submitted and registered an exploration concession application to the Dominican government which was granted on October 9, 2013. The Dominican mining law grants Licenses of Exploration Concessions for a period of three years with two, one-year extensions allowed.

Consorcio de Mineria y Exploraciones Olympia, SRL, is a Limited Liability Company, incorporated the date of August 15, 2012, under the laws and regulations of the Dominican Republic, with its Mercantile Registry No. 20514-PP and Tax ID No. 130-940134, both up to date.

The taxation years the subsidiary runs from 01st of January to 31st of December, being the annual filing every 30th of April. The Company has made the applicable tax filing as at April 30, 2013.

Mining Law in the Dominican Republic

Mining in the Dominican Republic is governed by the General Mining Law No. 146 of 4 June 1971, and Regulation No. 207-98 of 3 June 1998. The mining authority is the General Mining Directorate (Dirección General de Minería - DGM) which is part of the Secretary of State of Industry and Commerce.

The properties are simply known and recorded in their respective property name under a License of Metallic Exploration Concession. Title is valid for three years. Two separate one-year extensions are allowed. After five years the concessions may be reapplied for giving the concessions a further three to five years.

The taxes are paid every six months during the first weeks of January and June. The full yearly amount is paid at the start of the year. The annual amount for each concession ranges between US$4,000 and US$25,000 (based on the current exchange rate). Every six months a full report has to be submitted to the Department of Mines summarizing work completed during the previous six months, work plans and budget for the next six months, and any geochemical data. There is no specified level of work commitment per concession.

Determination of the Boundaries of the Olympia

The Olympia concession have not been surveyed, however the claim owner, Consorico de Mineria Y Exploraciones Olympia, has erected a reference monument centrally within the property as required in the claim staking process and this is surveyed by the Mines Department. A detailed description of the procedure follows:

●
The claim system in place revolves around one principal survey point PP (Punto de Partida or Departure Point), as opposed to staking all corner points with a physical stake as would be done in Canada or Australia.

●	Three types of sample points that need to be calculated, a Punto de Partida (PP), a Punto de Referencia (Reference Point, PR) and three visually recognizable points (Visuales or Visuals, V1, V2 & V3).

●
The PP point is a visual point from which the proposed claim boundary point can be clearly seen by line of sight. The PP point is usually a topographic high with a distance to the proposed claim boundary greater than 100 meters.

●
From the PP point a second point the “Punto de Referencia” (PR) is selected. The PR point is usually another topographic high or a distinctive topographic feature such as river confluence or a road / trail junction. The bearing and distance between the PP and PR points are calculated and tabulated.

●
From the PR point three separate visually identifiable points V1, V2 and V3 are selected, usually distinctive topographic feature such as confluences of rivers or road / trail junctions. The bearing and distances between the PR point and three visual points V1, V2 & V3 are calculated and tabulated.

Visuals	Magnetic Route	Distance (Meters)

PR – PP	S 69°50’ W	102.00
PR – V1	N 69°55’ W	66.90
PR – V2	N 70°10’ E	73.40
PR – V3	“E” franc	71.1 0

●
From the PP point the distance to the proposed claim boundary a north-south or east-west line (no less than 100 m) is calculated. From the point at which this line intersects the claim boundary the corner points of the claim area are calculated. The corner points (Puntos de conneccion) are defined by north-south or east-west lines from the point at which the line intersects the boundary and then from each other until the boundary is completed. There is no limit to the number of points that can be used and no minimum size of claim.

●	A government surveyor is sent out to review all survey points in the field after legal and fiscal verification of the claim application by the mines department.

The Exploration Concession grants its holder the right to carry out activities above or below the earth’s surface in order to define the areas containing mineral deposits by using any technical and scientific methods. For such purposes the holder may construct buildings, install machinery, communication lines and any other equipment that his research requires. No additional permitting is required until the drilling stage, which requires an environmental permit (unless drilling is no deeper than 20 meters)

An Exploitation Concession may be requested at any time during the exploration stage, and grants the right to prepare and extract all mineral substances found in the area, allowing the beneficiary to exploit, smelt and use for any business purpose the extracted materials. This type of concession is granted for a period of 75 years.

Exploitation properties in the Dominican Republic are subject to annual surface fees and a net smelter return (NSR) of 5%. A 5% net profits interest (NPI) is also payable to the municipality in which mining occurs as an environmental consideration. The value added tax is 18%. The NSR is deductible from income tax and is assessed on concentrates, but not smelted or refined product. Income Tax payable is a minimum of 1.5% of annual gross proceeds.

Environmental Regulations

The environment is governed by the General Law of the Environment and Natural Resources No. 64-00 of 18 August 2000. The environmental authority is Sub Secretary of Environmental Affairs of the Secretary of State of the Environment and Natural Resources. An environmental permit is required for trenching and drilling. The main steps in the procedure to obtain this are as follows:

1.	Complete the Prior Analysis Form with the project data including name of the project, name of the company, location on a 1:50,000 scale map, and name of the legal representative.

2.
Description of the planned work including type of equipment to be used, size of the drill platforms, amount of water that will be required, environmental management plans for fuel, oil and grease, and recirculation of water.

3.	Authorization of the land owners with copy of property title.

4.	Pay a tax of RD$5,000.00 (about US$141.50).

5.	Copy of the Resolution of the Exploration License title.

6.	UTM coordinates of the vertices of the Exploration Concession.

Deposit Types and Mineralization

The island of Hispaniola evolved as a complex island arc associated with bi-polar subduction through Cretaceous to Late Eocene time. Since then, the island has straddled the left-lateral strike-slip fault zone that separates the North American and Caribbean Plates and has largely been volcanically inactive. The Tertiary stratigraphic succession is dominated by sedimentary rocks. The most important rock units in terms of gold and base metal mineralization are the Los Ranchos, Maimon, Tireo and Duarte Formations.

Model lead isotope ages and paleontological evidence yield early Cretaceous ages for both the Los Ranchos and Maimon Formations. Together, they constituted a composite arc associated with NW-directed subduction of the proto-Caribbean plate. The Maimon Formation represents a primitive, bimodal fore-arc assemblage composed of tholeiitic basalts and subordinate felsic volcanics and meta-sedimentary rocks whereas the Los Ranchos Formation represents the axial portion of the associated island arc. The Loma Caribe peridotite, which now hosts the nickel laterite mines, and the Duarte Formation amphibolite would have been part of the oceanic crust that floored the proto-Caribbean Sea.

The volcanic arc underwent a change in polarity in Mid-Cretaceous (Aptian to Early Albanian) time, likely triggered by the collision of the Caribbean Oceanic Plateau with Hispaniola. North-vergent obduction of the Loma Caribe peridotite also took place at this time and the arc was tectonically shortened by major thrust faulting. Shearing and metamorphism was stronger in the fore-arc (Maimon)
than the island arc (Los Ranchos).

Renewed calc-alkaline arc volcanism began in the Late Cretaceous (Cenomanian), associated with SW-directed subduction of the North Atlantic Plate beneath Hispaniola. This formed the volcanic arc now represented by the Tireo and Duarte Formations of the Central Cordillera.

Calc-alkaline volcanism continued until Middle/Late Eocene time, when the Bahama Platform (North Atlantic Plate) collided with Hispaniola and the island underwent NE-SW contraction. The Loma Caribe peridotite was emplaced over Late Cretaceous basalts of the Peralvillo Formation. Earlier faults and penetrative fabrics were steepened and overprinted by folds and Mid-Cretaceous thrusts were re-activated.

The Maimon Formation is separated from Late Cretaceous basalts (Peralvillo Formation) and the Loma Caribe peridotite by the NW-striking, left-lateral Ozama Shear Zone which is Eocene or younger. From Late Eocene time until the present, Hispaniola has been subjected to left-lateral transpression and left-lateral strike-slip faulting.

Property Description and Location

The Olympia Gold Claim consist of 3,315 (Three Thousand Three Hundred and Fifteen Mining Hectares) or 8,191 acres, located in the province of San Jose de Ocoa, municipality of San Jose de Ocoa, in the Southwestern region of the country, at about 112 kilometers from the city of Santo Domingo, capital of the Dominican Republic. The project is located in the Central Cordillera mountain belt at an altitude of 990 m, in steeply incised topography. Land use is cattle ranching, and the higher elevations are wooded. It is in the upper part of the Ocoa River basin at the section of Sabana Larga, the main town of the province. The access to the area claim has middle to low difficulty as it is located in a mountain region; nevertheless, the access to the claim is easy by 4x4 wheel drive or by horse riding.

The concession is located within the topographic sheet No.6172-II and Arroyo Cano topographic sheet No. 6172-III 1:50,000 scale, the boundaries are given by the UTM coordinates (19Q): 345.198 mE and 2'089, 000 - 2'069,826 mN. Google coordinates would be: 18’ 44’18”.12 N – 70’ 29’31”.99 O with an elevation of 990 meters.

Accessibility, Climate, Local Resources, Infractructure and Physiography

Accessibility

Access to the Olympia is from Santo Domingo to Villa Altagracia by paved highway, a distance of 112 km which takes 1 hour and 20 minutes. From Villa Altagracia to San Jose de Ocoa it is a 20 km drive on a road which is surfaced paved too.

The nearest international airport is the Airport of the Americas on the east side of Santo Domingo, about a one and a half hour drive from San Jose de Ocoa.

Climate

The mean annual temperature in San Jose de Ocoa is 22.2°C with a mean annual high of 27.8°C and a mean annual low of 16.7°C. The hottest month is July with a mean monthly high of 29.8°C, and the coolest month is January with a mean low of 15.5°C. The average annual rainfall is 1,435 mm. Rain falls all year with the wettest months being April-May and October to December (data from www.climate-charts.com, average data for 1961 to 1990). The weather is dominated by north east trade winds from the Atlantic.

Geological Setting

Olympia is located in the San Jose de Ocoa block in the Central Cordillera of Hispaniola which is a composite of oceanic derived accreted terrains bounded by left-lateral strike slip fault zones, and is part of the Early Cretaceous to Paleogene Greater Antilles island arc. Hispaniola is located on the northern margin of the Caribbean plate which is a left-lateral transform plate boundary. The tectonic collage is the result of west south west to south west directed oblique convergence of the continental margin of the North American plate with the Greater Antilles island arc, which began in the Eocene to Early Miocene and continues today.

The project geology comprises rhyolites, often altered to sericite schist, overlain by calcareous siltstones and mafic volcanic rocks. Massive sulfide mineralization occurs at the contact between the rhyolites and the calcareous siltstones at Rio Ocoa. Disseminated gold mineralization occurs in sericite schists at Olympia and other near areas.

The rhyolite forms a north west-trending body about 1,000 m wide at Olympia, narrowing to the north west. The sediment horizon occurs on the north east side and has been mapped for 3.5 km strike length, with a width of 40 to 90 m. Mafic volcanic rocks occur to the north east and south west of the rhyolite.

The rhyolites have phenocrysts of quartz and plagioclase and textures vary from cohesive, with flow banding, to volcaniclastic, often with hyaloclastite texture. They are interpreted to be lavas and/or domes with hyaloclastite breccias and sandstones, indicating extrusion and brecciation by chilling in a subaqueous environment. The sericite schists are altered and deformed rhyolite and predominate over unaltered and undeformed rhyolite. The schistose texture develops progressively as the amount of sericite increases, and there is a transition between rhyolite and sericite schist. The two names were used as descriptive lithological terms in mapping and core logging. Hydrothermal sericite alteration greatly lowers the competency of rhyolite resulting in development of schistosity in response to regional tectonics, and partial to complete destruction of the volcanic texture. Textural variations reflect different volcanic and volcaniclastic units. The sericite schists are pale green to white with quartz phenocrysts and sericite pseudomorphs of plagioclase and biotite, and a strong schistose foliation with open to tight, second-stage folding.

The schists contain pyrite in disseminations and in stringers parallel to, and oblique to the foliation. In places they also contain veinlets of massive to breccia textured sulfides. The sediments are dark gray to black, well bedded to laminated, calcareous siltstones. In places they have black shaley to graphitic partings. They commonly have beds of sedimentary breccia with elongate, flat siltstone rip-up clasts, and beds of volcaniclastic sandstone to conglomerate in a calcareous siltstone matrix.

Topography

The 1:50,000 topographic map with 20 m contours, published by the Instituto Cartográfico Militar (ICM –Military Cartografic Institute), was digitized and enlarged for use as a base map for exploration at Olympia. The grid used is UTM and the datum is North American Datum 1927 (NAD 27) Conus (Continental USA), Zone 19. A hand held global positioning system (GPS) receiver model Garmin “GPSmap76” was used to record sample locations.

Geochemistry

The main exploration technique used for definition of targets was geological mapping of the sericite schist – sediment contact and soil sampling. A total of 90 soil samples were taken and analyzed for gold and multielements. The area sampled is about 5.0 km long northwest by 1.4 km across. Gold and copper soil geochemistry maps are shown below. The line spacing varies from 25 m to 100 m, and the sample spacing varies from 25 m to 100 m. Most of the area was sampled on a 50 m by 50 m grid. Soil samples were taken from the B horizon and were not sieved. The average sample weight was about 0.5 kg. Gold shows a spatial correlation with Ag (Silver), As (Arsenic), Pb (Lead), Ba (Barium), Hg (Mercury), Mo (Molybdenum), Cu (Copper), Zn (Zinc), Se (Selenium) and Bi (Bismuth). There are also some anomalies of Cu-Mo-Se-Bi without significant Au (Gold) and other metals.

Working Methodology

The initial indications of mineralization at Olympia were found by fine fraction stream sediment sampling and float sampling carried out as part of a regional stream sediment geochemistry exploration program.

A total of 90 soil samples were taken and analyzed for gold and multi-elements. The area sampled is about 5.0 km long northwest by 1.4 km across. Soil samples were taken from the B horizon and were not sieved. The average sample weight was about 0.5 kg.

Rock sampling was carried out as grab samples of outcrop and float, and channel samples from hand-dug pits and trenches. A total of 30 rock samples were collected. Samples are 2 to 4 kg in weight and were analyzed for gold and multi-elements. Surface rock samples are collected to check for the existence of mineralization, but not to quantify it, and were used for resource estimation

Efforts have been made to sample points without visible contamination and upstream of roads or towns. The samples were collected in the live channel, without direct influence of contributions from the banks. Samples have been made, the result of mixture increments of at least 5 (5 to 10) collected to along 200 m of runway. Have been sought, given the thick granulometry generally found in the channels, areas with lower current strength that allowed the accumulation of finer sediments (behind large rocks or blocks, in areas of convexity of the channel, etc.). At each point were taken with GPS coordinates, and has made a record that reflected the data type of sediment and the bed of the stream.

Sample Preparation

It was important to select the type of sampling, which performed during regional exploration, where three types of sampling were performed in the area of interest:

- Active Sediments. - Sampling of sediments carried in streams or rivers causes, whose purpose was to determine the volumetric values of metallic minerals, concentrated in the watershed and from the tops of the hills and / or mountains, which circumscribe the basin. The results allowed us to zonify and to determine the origin of the sediments. This sampling was regional and was performed with a geological survey support.

- Sampling of Rock. - Sampling conducted in the lithological units potentially generating and / or mineral-storing metal concentrations and economically feasable, these sampling were performed after a regional geological study, which identified the lithological units that are present in the área of interest.

- Soil Sampling. - This sampling was performed after a detailed geological study of the area, where we have identified the lithological units and structural data (faults and fractures). This sampling was performed in alteration zones that were identified during the study, these alterations are potassic, propylitic, quartz-sericite, argillic and silicification. Any sampling outside these areas is speculative and / or wrong.

Throughout the exploration program it was essential to ensure quality control in the collection and analysis of samples, especially of rocks, by including verification testing with known patterns and repetition of a number of samples for the purpose of ensuring accuracy of analytical methods.

Rock samples in the form of chips were taken from any outcropping mineralization at the discretion of the field geologist in charge in order to obtain a representative specimen of mineralization and/or alteration. The rock samples were taken along hand-cut channels through the mineralization outcrops and/or alterations.

Soil samples were taken in hand-dug wells with pick and shovel or using Auger type hand drill from a depth of about 50 cm, or enough to sample the horizon “B” of the soil profile.

Sediment samples were taken from both permanent and seasonal streams.   Samples were collected and sieved sample concentrated punt. The spacing for collection of sediment samples was one sample per 200 linear meters of drainage or approximately average sampling density of ˘5 samples per km2.

Soil, sediment and rock samples were collected in heavy duty paper and polythene sample bags respectively, sealed with wire ties and plastic cables ties respectively. A detailed sample description form was filled in for each sample and a tear-off sample ticket inserted in the bag being recorded. The field geologist sent in all samples collected to an internationally recognized laboratory for chemical analysis.

The samples were analyzed by atomic absorption and/or plasma induced multiple elements including gold, silver, copper and zinc and other indicators of mineralization associated with the type of deposit explored.

Stream sediment, soil and rock samples were shipped to Acme Labs, Vancouver, Canada for preparation and analysis. This lab complies with the requirements of international standards ISO 9001:2000 and ISO 17025:1999. The whole sample was shipped to the sample preparation facility in the Dominican Republic.

Analysis of Samples at the Olympia:
Express in Grams per Ton

Sample	Type	UTM – X	UTM - Y	Gold	Silver	Copper	Zinc

XTR36	ROCK	345198	2089001	8.15	23.14	5.10	12.36
XTR42	ROCK	345210	2097655	9.12	2.35	1.75	5.63
XTR01	ROCK	345265	2097601	1.02	3.02	1.75	0.96
XTR24	ROCK	345290	2097432	1.08	3.36	3.25	156.00
XTS14	SED	345295	2097675	1.25	32.18	87.10	10.01
XTS10	SED	345211	2097535	23.10	12.02	10.30	9.75
XTS22	SED	345201	2097433	14.12	1.36	17.95	74.20
XTS06	SED	345301	2097386	2.12	13.12	2.10	3.20
XSS17	SOIL	345356	2097864	3.12	8.54	13.20	21.20
XSS65	SOIL	345366	2097992	12.50	21.20	33.20	11.00
XSS54	SOIL	345401	2097999	3.33	6.45	24.10	36.20
XSS23	SOIL	345433	2097581	2.99	12.00	3.20	4.96
XSS12	SOIL	346202	2097514	1.24	6.30	10.20	34.10
XSS27	SOIL	345421	2097811	3.96	6.23	17.10	12.60
XTS18	SED	346236	2097823	1.45	1.23	7.89	5.21
XTS17	SED	345360	2097975	13.20	74.20	88.20	117.00

UTM	Universal Transverse Mercator
ROCK	Rock sample
SED	Sediments from rivers and streams on the property
SOIL	Soil samples

The above chart shows the most attractive points of interest and locations of collected samples.

These results are derived from surface exploration only, opportune drilling is recommended in order to set forth the viability and feasibility of the project.

The total number of samples taken during the exploration program was 140 which comprised 29 rock samples, 66 soil samples and 45 sediment samples.  The ones not shown above contained virtually limited mineralization.

The Olympia is located near the town of San Jose de Ocoa in the Province of San Jose de Ocoa and therefore access to supplies and workers if readily available. As for sources of power during the exploration stage the Company can use generators on the claim and water access can be obtained from the numerous streams that flow over the property. There are no infrastructures located on the Olympia.

Recommendations and Conclusions

The geologist of the above noted report concludes that:

•	Exploration diamond drilling should be conducted in order to determine the quality and quantification of the deposits.

•	Exploration, surveys, sampling, sample preparation have been according to the international standards.

•	Sampling and surveying includes quality assurance procedures.

•	Exploration databases are professionally constructed and are sufficiently error-free.

The exploration budget proposed for Phase II is as follows:

Item	Number and Cost	Total Cost (USD)

Salaries and camp costs:

Supervising Geologist	22 days @ $600.00 per day	$13,200.00
Geological Assistant	22 days @ $200.00 per day	4,400.00

Transportation	1,500 km @ $0.75 per km	1,125.00
Camp cost and lodging	22 days @ $100 per day	2,200.00

Compilation:

Data and digitizing	15 days @ $150.00 per day	2,250.00
Drill hole interpretation and modeling	11 days @ $600.00 per day	6,600.00
Structural consultant	17 days @ $200.00 per day	3,400.00

Drilling and assaying:

Soil geochemistry		12,500.00
Diamond drilling (initial test holes)	150 meters @ $60.00 per meter	9,000.00
Assays of drill core	150 samples @ $34.00 per sample	5,100.00
Subtotal		59,775.99
Contingency	10%	5,977.50
TOTAL		$65,752.50

Management has not yet decided when it will be able to start Phase II since at the present time it does not have the available funds to do so.

In order to maintain the Olympia in good standing during the forth coming years the following will have to be adhered to:

-	One time payments will have to be made for connection point revisions, project boundaries and newspaper publication of the ownership of the Olympia for an estimated cost of $2,300.
-
The Company will have to apply for and receive a Certificate from the Ministry of Mines indicating that it has the rights to the minerals on the Olympia for a cost of $100.  This process takes time and the Company has not yet received its Certificate but has been assured it is forthcoming within the next several months.

-	Minimum annual cost to maintain the claim in good standing would be approximately $12,000 in exploration work.

Employees

As of the date of this Form 10-Q, we have no employees other than our executive officer and director, who devotes approximately twenty four hours per week to our operations.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

The Company’s Main Product

At present we do not have a main product since we have not defined an ore reserve on the Olympia and hence are unable to sell any minerals. We are exploring for gold, which if found, will be our main product.

Plant and Equipment

With the Dominican Republic being a hub for mining activities in the Caribbean, ultra modern equipment is used by the various mining companies. The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

There is no plant or equipment on the Olympia at the present time and it is expected that during the exploration tent facilities will be used by the workers.

Additional Mineral Claims

Our Company has only one mineral claim, being the Olympia as more fully described above. It has no intention at the present time to acquire an additional mineral claim. The Company wishes to focus its attention on the exploration program on the Olympia.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses continuing to be a reporting company, various expenses required to maintain the company during the next twelve months and approximately $65,752 associated with the mineral exploration program for a total estimate of outlay of funds of $111,466 less cash on hand as of November 30, 2013 of $21,978. Including mineral exploration program, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$4,725	Fees to the independent accountant for preparing the quarter and annual financial statements to be reviewed and examined by the independent accountants.
Audit	8,500	Review of the quarterly financial statements and examination of the annual financial statements.
Claim maintenance and taxes	4,124	To maintain the Olympic in good standing for a year at approximately $4,000 and taxes of $124.
Legal	7,800	Legal expenses incurred by the Dominican lawyer.
Mineral exploration program	65,752	Phase II mineral exploration program as set forth on page 29.
Edgar filing service fees	7,400	Engagement of Edgar service entity to file reports with the SEC; future Forms 10-K and 10-Q.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required.
Miscellaneous	1,500	Printing, photocopy and courier.
Estimated expenses	102,801
Payment to third parties	8,665
	111,466
Less: Cash	(21,978)	Cash as at November 30, 2013
Cash Requirements	$89,488

Our engineering consultant has recommended an exploration program for the $65,752 for us to undertake Phase II. Currently, we do not presently have the requisite funds to complete the recommended exploration program. If we cannot raise money to complete the exploration program, we may be required to cease operation or look for a joint venture partner. As at the date of this Form 10-Q, management has not identified any joint venture partners.

Even if we raise the sufficient funds to complete the exploration program under Phase II, we expect we will be required to raise additional funds for further exploration activities on the Olympia.

Nevertheless the Company did undertaken a further ground exploration program, including further soil, sediment and rock samples, at a cost of approximately $19,000 which was completed in the fall of 2013.

We do not intend to hire any employees at this time. All of the work on the Olympia will be conducted by unaffiliated independent contractors that we will hire under the supervision of our President, who is a geologist himself.

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

Our mineral property is located in the Dominican Republic. However, costs expressed in the geological report on the Olympia are expressed in United States Dollars. Any future work to be conducted on the Olympia is expected to be paid in United States dollars although wages to the workers will be paid in Dominican Pesos after conversion from United States currency. The functional currency is considered to be US dollars.

Results of Operations for the Three and Six Months ended November 30, 2013 and November 30, 2012

The expenses incurred for the three and six months ended November 30, 2013 and 2012 and for the period from August 22, 2012 to November 30, 2013 are shown as follows:

Expense	Three months ended Nov. 30, 2013	Three months ended Nov. 30, 2012	Six months ended Nov. 30, 2013	From inception to Nov 30, 2012	From inception (August 22, 2012) to Nov. 30, 2013

Accounting and audit	$2,450	$-	$8,325	$-	$8,325
Consulting	-	-	5,250	-	5,250
Entertainment	-	-	-	-	210
Exploration expenses	19,188	-	19,459	25,800	45,987
Filing fees	-	-	250	-	825
Impairment loss on mineral claim	-	-	-	13,000	13,000
Incorporation costs	-	-	-	3,000	3,375
Office	177	-	445		457
Legal	1,600	-	3,000	2,000	6,644
Transfer agent fees	-	-	764	1,039	853
Travel	395	780	563	-	1,964
Total	$23,810	$780	$38,056	$44,839	$86,890

Liquidity and Capital Resources

As of November 30, 2013, the Company had cash of $21,978 with outstanding debt to creditors of $33,868 including $25,203 owed to related parties representing a negative working capital of $11,890.

Our auditors, in their audit report dated August 15, 2013, have indicated there is substantial doubt about our abilities to continue as a going concern since we will require additional working capital to undertake our planned objectives. At the present time, we do not have adequate funds to meet our financial obligations over the next twelve months and to undertake further exploration work on the Olympia.

We need funds to stay in business and will have to investigate other avenues of raising funds. Several methods available to the Company are for our sole director and officer to advance the needed funds to the Company, in addition to the $25,000 he has already advanced, to meet its financial obligations over the next twelve months or to undertake a further issuance of shares. No decision in this regard has been made by management. If funds are not available the Company will have to cease operations and lose the rights to the minerals on the Olympia. The Company could seek out a business arrangement with another company whereby a percentage interest in the Olympia would be given in order for exploration work to be undertaken.    No entity has been identified at this time and there is a strong possible none will ever be identified.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all.   Any failure to secure additional financing may force us to modify our business plan.   In addition, we cannot be assured of profitability in the future.

Milestones We Must Achieve

The milestones we have achieved since inception and what we plan to achieve in the future are as follows:

1.	Incorporated a wholly owned subsidiary in the Dominican Republic and identified through our director the Olympia.

2.	Undertook two exploration programs on the Olympia wherein soil, rock and sediment samples were taken an analyzed by Acme Laboratories in Canada.

3.
Analysis of Phase I of our exploration program on the Olympia has been completed and a geological report has been prepared on the samples assayed for mineralization. Based on these results our director extended the sampling program previously undertaken and is awaiting the results therefrom. This program costed approximately $19,000.

4.
Completion of Phase II drilling program during the summer of 2014 will be at a cost of $65,752. This program will also include further ground sampling, comprising soil, rock and sediment samples in areas of the Olympia not previous explored.

5.	The Company became a reporting company on December 17, 2013.

6.	Consolidated financial statements for the year ended May 31, 2013 and for the three months ended August 31, 2013 and the six months ended November 30, 2013.

7.
Now that the registration statement is effective, it is the intention of management to find a market maker to file a Form 211 so that our shares can be quoted on the OTCBB. It is our understanding there is no cost associated with this process other than minor expenses for printing and delivery of documents incurred by the Company; such cost estimated at less than a $1,000.

Risk Associated with the Olympia

Our Company is aware of certain risk associated with the Olympia as follows:

1.	We realize that any money spent on the Olympia might be lost money never to be recovered. Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.
We realize that even though we actual discover mineralization on the Olympia that it might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the Olympia. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals. For example, during 2013 international gold prices have decreased in value significantly and there is no certainty that they will again rise to their previous prices.

3.
Because we are small and have not undertaken sufficient exploration work on the Olympia we might find it extremely difficult to raise money for future exploration work. If our director wishes to continue exploring he may have to contribute the funds to the Company himself.

4.
We have never undertaken a survey of the Olympia to determine the exact boundaries of our claim. If we are fortunate enough to discover an ore body of merit we might become involved in a legal dispute with another party as to our boundaries. This will be expensive and time consuming to our Company and presently we do not have the funds to dispute a long-term court case.

5.
Mining has many risks attached to it which we are presently not insured against and may never be. For example, the Olympia might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention. Without insurance any funds we have on hand would have to be directed to disputing any claim made against us.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements, and several of those critical accounting policies are as follows:

Estimates and Assumptions.Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Mineral claim acquisition and exploration costs. The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations. Any known risks are detailed starting on page 28 under “Risk Factors”.

Public Market for Common Stock

Our shares are not quoted on the OTC Bulletin Board (“OTCBB”) nor any other exchange or quotation system. If and when we are eventually quoted on the OTCBB we must adhere to the rules and regulations of the OTCBB and the SEC.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this Form 10-Q, we have 1 stockholder who is our sole officer and director.

Rule 144 Shares

Mr. Garcia may sell his shares under Rule 144 under the Securities Act, if applicable, rather than under our effective registration statement. After selling his shares registered under the registration statement Mr. Garcia may sell under Rule 144 the remaining 50,000,000 common shares he has so long as he adheres to the requirements of Rule 144. The requirements are as follows:

1.
Mr. Garcia must hold the restricted shares for a certain period of time. Since our Company is a “reporting company” in that it is subject to the reporting requirements of the Securities Act of 1934, then Mr. Garcia must hold the securities for at least six months. The relevant holding period begins when the securities were bought and fully paid for. The holding period only applies to the restricted 50,000,000 shares held by Mr. Garcia. This does not include unrestricted shares purchase by Mr. Garcia in the public market. But the resale of his shares as control securities is subject to other conditions of the rule.

2.
There must be adequate current information about our Company publicly available before the sale can be made. For reporting companies, this generally means that the companies have complied with the periodic reporting requirements of the Securities Exchange Act of 1934. For non-reporting companies, this means that certain company information, including information regarding the nature of its business, the identity of its officers and directors, and its financial statements, is publicly available.

3.
Since Mr. Garcia is an affiliate, the number of equity securities he may sell during any three month period cannot exceed the greater of 1% of the outstanding shares of the same class being sold, or if the class is listed on the stock exchange, the greater of 1% of the average reported weekly trading volume during the four weeks preceding the filing of a notice of sale on Form 144. Over-the-counter stocks, including those quoted on the OTC Bulletin Board and the Pink Sheets, can only be sold using the 1% measurement.

4.
Sales of the shares of Mr. Garica must be handled in all respects as routine trading transactions, and brokers may not receive more than the normal commission. Neither Mr. Garcia nor the broker can solicit orders to buy the securities.

5.
Mr. Garcia must file notice of the SEC on Form 144 if the sale involves more than 5,000 shares or the aggregate dollar amount is greater than $50,000 in any three-month period. The sale must take place within three months from filing the notice and, if the securities have not been sold, Mr. Garcia must file an amended notice.

In addition, Mr. Garcia is responsible for complying with the applicable provisions of the Securities Act and the Exchange Act, and the rules and regulations thereunder promulgated, including, without limitation, Regulation M, as applicable of such Mr. Garcia in connection with resale of his share pursuant to our effective registration statement.

Mr. Garcia is completely aware that while he is engaged in a distribution of his shares as outlined in the registration statement he is required to comply with Regulation M pumulgated under the Securities Exchange Act of 1934, as amended. Regulation M precludes Mr. Garcia, any affiliated purchasers, and any broker-dealer or other person who participates in such distribution from bidding for or purchasing, or attempting to induce any person to bid for or purchase any security which is the subject of the distribution until the entire distribution is complete. Regulation M also prohibits any bids or purchases made in order to stabilize the price of a security in connection with the distribution of that security. All of the foregoing may affect the marketability of the shares offered in the registration statement.

Registration Rights

We have not granted registration rights to any person.

We believe that the development of a public market for our common stock will make an investment in our common stock more attractive to future investors. In the near future, in order for us to continue with our exploration program, we may need to raise additional capital. We believe that being a reporting company under the Exchange Act and eventually obtaining a quotation on the OTCBB should increase our ability to raise these additional funds from investors.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that would prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, which is our Chief Executive Officer/ Chief Accounting Officer, both being the same individual, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2013 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer/Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended November 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2013, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the six months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any legal proceedings.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans, (d) our anticipated needs for working capital and (e) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, specifically the section entitled “Risk Factors” as outlined below. These statements may be found under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Mineria Y Exploractiones Olympia, Inc. contained in this Form 10-Q, any future investor in our common shares should be aware that our business faces numerous financial, market, economic and business risks.

The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with Our Business

Our auditors have substantial doubt as to whether we will be able to continue as a going concern.

Our auditors, in their report dated August 15, 2013, have assumed the consolidated financial statements, included herein, have been prepared assuming our Company will continue as a going concern. They have indicated we will need additional working capital for our future development, including the exploration of the Olympia claim and for meeting our financial obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern. With an estimate of $111,466 required over the next twelve months and with cash on hand as at November 30, 2013 of $21,978 there is not sufficient cash to meet our financial obligations over the next twelve months. Unless future funds can be raised we will have to cease operations.

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2012 and have not yet conducted any significant exploration activities on the Olympia. We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. We operations are not profitable and our net loss from inception to November 30, 2013 is $86,890. Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

We need to raise capital to continue our exploration program and to supply funds for operating expenses.

We estimate that we have sufficient cash to continue operations for twelve months but not sufficient funds to complete Phase II of our exploration program as recommended by Hilario Sosa, Professional Geologist. We are in the exploration stage. If the results of Phase II are positive, we intend to initiate further exploration activities. We will need to raise additional capital to undertake further exploration activities. No assurance can be given that we are successful in raising additional capital. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay or cease our exploration program which may result in the loss of your investment.

We have no known ore reserves and we cannot guarantee that we will find any gold and/or other valuable mineralization or, if we find gold and/or valuable mineralization, that it may be economically extracted. If we fail to find any gold and/or other valuable mineralization or if we are unable to find gold and/or valuable mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or other valuable mineralization we cannot guarantee that any gold and/or other valuable mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or other valuable mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or other valuable mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations. Our ability to achieve profitability and positive cash flow in the future is dependent upon:

*	our ability to locate a profitable mineral property;
*	our ability to locate an economic ore reserve; and
*	our ability to profitably extract the mineral and generate revenues

Because we are small company, have limited capital and have only one claim, we will be limited in our exploration costs.

The possibility of development of and production from the Olympia depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are small company and do not have much capital. We must limit our exploration activity which may adversely affect our ability to find ore reserves since we do not have the capital that other larger companies may have to find ore. Further, because of our limited capital we can afford to explore only one mining claim which increases our risk due to lack of diversification.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability the Olympia does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect, such as the Olympia, ever having reserves is extremely remote, in all probability our sole property, the Olympia, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Even with positive results during exploration, the Olympia might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Olympia is in excess of the selling price of such minerals, we would not be able to develop the claim. Accordingly even if ore reserves were found on the Olympia, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Olympia and seek another mineral property to develop, or cease operations altogether.

Mineral exploration and development activities are inherently risky. If such an adverse event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. The Olympia, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of the Olympia. Previous mining exploration activities may have caused environmental damage to the Olympia. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Because our sole officer and director has other outside business activities and may not be in a position to devote a majority of his time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business unless we are undertaking an exploration program whereby his hours will increase during those months. As a consequence of the limited devotion of time to the affairs of the Company expected from our sole director and officer, our business may suffer. For example, because our officer and director has other outside business activities due to being a professional geologist who at times contacts his services to other exploration companies our exploration activity may be sporadic or may be periodically interrupted or suspended.

Currency conversion control could adversely affect the Company’s operations and profitability.

The Company’s financial statements are reported in U.S. dollars. We intend to conduct exploration activity on the Olympia located in the Dominican Republic. Accordingly, the Company’s value of its assets and reporting of its operations may be adversely affected by negative changes in the exchange rate of the Dominican peso against the U.S. dollar.

Risks Associated with our Common Shares.

Our sole officer and director owns a substantial amount of our common stock and will have substantial influence over our operations.

Our sole director and officer currently owns 75,000,000 shares of common stock representing 100% of our outstanding shares. Mr. Garcia purchased his shares for $0.001 per share. He has registered for resale 25,000,000 of his shares at a price of $0.002 per share. Assuming that Mr. Garcia is able to sell his 25,000,000 shares, he will still own 50,000,000 shares of common stock representing 66.67% of our outstanding shares. As a result, he will have substantial influence over our operations and can effect certain corporate transaction without further shareholders’ approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

There is no market for our shares of common stock.

Our common stock is not listed on any exchange or quotation system, and there is no market for our common stock. Therefore, the ability of our future shareholders to sell their shares of common stock may be limited which may affect the price of our shares of common stock. We intend to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and
●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of this Form 10-Q, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB. However, there can be no assurance that our shares will be listed for quotation on the OTCBB.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

Even if our shares of common stock are quoted on the OTCBB, our share price may be volatile with wide fluctuations in response to several factors, including but not limited to:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

Further, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, changes in interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

The number of shares being registered for sale in this Prospectus is significant in relation to our outstanding shares and may depress our share price.

The shares registered under our effective registration statement, 25,000,000, if sold in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective.

We will need to sell additional shares of common stock for additional capital for our operations that will result in ownership dilution to our existing shareholders.

We need to raise additional capital through the sale of our common stock. This will result in ownership dilution to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended May 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Mineria Y Exploraciones Olympia, Inc. Registration Statement on Form S-1 filed on August 16, 2013, Registration No. 333-190652)

3(ii)	By-laws (incorporated by reference from Mineria Y Exploraciones Olympia, Inc. Registration Statement on Form S-1 filed on August 16, 2013, Registration No. 333-190652)

31.1	Certification of Chief Executive Officer/Chief Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer/Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101	INS XBRL Instant Document (*)

101	SCH XBRL Taxonomy Extension Schema Document (*)

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101	LAB XBRL Taxonomy Extension Labels Linkbase Document (*)

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINERIA Y EXPLORACIONES OLYMPIA, INC. (Registrant)

Date: January 15, 2014	By:	/s/ “Francisco Antonio Jerez Garcia”
FRANCISCO ANTONIO JEREZ GARCIA
Chief Executive Officer, Chief Financial Officer,
Chief Accounting Officer, President and Director