Form 10-Q
period 2014-02-28
Mineria Y Exploraciones Olympia, Inc.
filed 2014-04-14
CIK 1578305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form_________to_________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 31, 2014: 75,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as at February 28, 2014 and May 31, 2013	4

	Condensed Consolidated Statement of Operations For the three and nine months ended February 28, 2014, for the three months ended February 28, 2013, for the period August 22, 2012 (date of inception) to February 28, 2013, and for the period August 22, 2012 (Date of Inception) to February 28, 2014	5

	Condensed Consolidated Statement of Cash Flows For the nine months ended February 28, 2014, for the period August 22, 2012 (date of inception) to February 28, 2013, and for the period August 22, 2012 (Date of Inception) to February 28, 2014	6

	Notes to the Condensed Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	27

PART 11.	OTHER INFORMATION	29

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	34

	SIGNATURES.	35

PART 1 – FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Mineria Y Exploraciones Olympia, Inc. (An exploration stage company) at February 28, 2014 (with comparative figures as at May 31, 2013) and the condensed conslidated statement of operations for the three months ended February 28, 2014 and 2013, for the nine months ended February 28, 2014, for the period from August 22, 2012 (date of inception) to February 28, 2013, and for the period from August 22, 2012 (date of inception) to February 28, 2014 and the statement of cash flows for the nine months ended February 28, 2014, for the period from August 22, 2012 (date of inception) to February 28, 2013, and for the period from August 22, 2012 (date of inception) to February 28, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 28, 2014 are not necessarily indicative of the results that can be expected for the year ended May 31, 2014.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	February 28, 2014	May 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$4,655	$26,166

Total Current Assets	$4,655	$26,166

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$9,733	$-
Advances from related parties	25,332	-

Total Current Liabilities	35,065	-

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common stock
550,000,000 shares authorized, at $0.001 par value; 75,000,000 shares issued and outstanding	75,000	75,000
Deficit accumulated during the exploration stage	(105,410)	(48,834)

Total Stockholders’ (Deficiency) Equity	(30,410)	26,166

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$4,655	$26,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	For the three months ended Feb. 28, 2014	For the three months ended Feb. 28, 2013	For the nine months ended Feb. 28, 2014	From Aug. 22, 2012 (date of inception) to Feb. 28, 2013	From Aug. 22, 2012 (date of inception) to Feb. 28, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Exploration costs	5,650	-	25,109	25,800	51,637
Impairment loss on mineral claim	-	-	-	13,000	13,000
General and administrative expenses	12,870	-	31,467	6,819	40,773

NET LOSS FROM OPERATIONS	$(18,520)	$-	$(56,576)	$(45,619)	$(105,410)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	69,895,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the nine months ended February 28, 2014	Form August 22, 2012 (date of inception) to February 28, 2013	From August 22, 2012 (date of inception) to February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(56,576)	$(45,619)	$(105,410)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	332	-	332
Impairment loss on mineral claim	-	13,000	13,000
Changes in operating assets and liabilities:
Accounts payable	9,733	-	9,733

Net Cash Used in Operating Activities	(46,511)	(32,619)	(82,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	(13,000)	(13,000)

Net Cash Used in Investing Activities	-	(13,000)	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	75,000	75,000
Advances from related parties	25,000	-	25,000

Net Cash Provided by Financing Activities	25,000	75,000	100,000

Net (Decrease) Increase in Cash	(21,511)	29,381	4,655

Cash at Beginning of Period	26,166	-	-

CASH AT END OF PERIOD	$4,655	$29,381	$4,655

The accompanying notes are an integral part of these condensed consolidated financial statements

MINERIA Y EXPLORACTIONES OLYMPIA, INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014
(Unaudited)

1.
ORGANIZATION AND BASIS OF PRESENTATION

The Company, Mineria Y Exploraciones Olympia, Inc., was incorporated under the laws of the State of Nevada on August 22, 2012 with the authorized capital stock of 550,000,000 shares at $0.001 par value.

The Company’s wholly owned subsidiary Consorcio de Mineria y Exploraciones Olympia, SRL, is a Limited Liability Company, incorporated September 4, 2012, under the laws and regulations of the Dominican Republic.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the exploration stage.

The interim financial statements for the nine months ended February 28, 2014, and for the period August 22, 2012 to February 28, 2014, are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements for the year ended May 31, 2013, as filed with the SEC.

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

Basic and Diluted Net Loss per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at February 28, 2014.

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

Foreign Currency Transactions

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheetdate;

(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and

(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

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

4.
SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine months ended February 28, 2014, the Company’s sole director paid $332 for operating expenses on behalf of the Company and made an advance of $25,000 to the Company. These amounts are reported as due from related parties on the balance sheet. These amounts are non-interest bearing and payable on demand.

The sole director and officer of the Company originally purchased 100% of the issued and outstanding shares of the Company for $75,000.

The director and officer, who is a professional geologist, charged the Company during the current period $5,650 for mapping and recording data on the Olympia claim. This expense has been charged to exploration costs in the current period.

5.
COMMON STOCK

On September 4, 2012, the Company issued 75,000,000 common shares to its sole director and officer for $75,000. On January 22, 2014, the sole director and officer sold 25,000,000 common shares, as set forth in the Company’s effective registration statement, resulting in him owning 66.7% of the issued and outstanding shares.

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

Sadler Gibb & Associates, LLC have stated in their audit report dated August 15, 2013 that we might cease as a going concern. Their wording in their report is as follows:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company will need additional working capital for its intended purpose, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty”.

Our auditors believe there is substantial doubt that our company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our company. We are not producing any revenue from the Olympia and it might take years before we are able to develop the claim to a degree that it is able to produce revenue and ensure our future success. Therefore we must seek other sources of funds other than from the Olympia in order for us to be a going concern. One way is to seek funds from new investors or to have our current director and officer advance funds to us in addition to the funds he has already advanced to the Company being $25,000.

Our sole asset is a 100% interest in the Olympia Gold Claim (“Olympia”) located in the Dominican Republic. We acquired the Olympia claim for the sum of $13,000 from the Ministry of Mines in the Dominican Republic. We own no property other than the Olympia. As of the date of this Form 10-Q, we have conducted exploration work under Phase I on the Olympia and have extended this sampling to other areas on the Olympia. We engaged Hilario Sosa, a Geological Consultant, to explore and summarize the exploration potential of the Olympia and to make recommendations. Under this report, Mr. Sosa recommended undertaking Phase II of our exploration program consisting of soil geochemistry and diamond drilling of locations identified as having some value as shown during Phase I and the subsequent ground work undertaken in the fall of 2013. The cost for Phase II is estimated at $65,752. We will have to raise funds to pay for the Phase II since at present we do not have sufficient funds to complete it as outlined by Mr Sosa.

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

The Company’s wholly owned subsidiary was incorporated in Puerto Plata in the Dominican Republic on August 22, 2012 and on August 28, 2012 it acquired the Olympia Gold Claim by filing an exploration concession application with the Ministry of Mines. There were no contractual agreements entered into with any party; merely an exploration concession application made to the Ministry.

The mineral claim was assigned to Consorcio de Mineria Y Exploraciones Olympia, S.R.L., and the designation was filed with the Ministry of Industry and Commerce and Mining Directorate of the Government of the Dominican Republic.

Consorcio de Mineria y Exploraciones Olympia, SRL, has submitted and registered an exploration concession application to the Dominican government which was granted on October 9, 2013. The Dominican mining law grants Licenses of Exploration Concessions for a period of three years with two, one-year extensions allowed. .

Consorcio de Mineria y Exploraciones Olympia, SRL, is a Limited Liability Company, incorporated the date of August 22, 2012, under the laws and regulations of the Dominican Republic, with its Mercantile Registry No. 20514-PP and Tax ID No. 130-940134, both up to date.

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

Determination of the Boundaries of the Olympia

The Olympia concession have not been surveyed, however the claim owner, Consorico de Mineria Y Exploraciones Olympia, has erected a reference monument centrally within the property as required in the claim staking process and this is surveyed by the Mines Department. A detailed description of the procedure follows:

• The claim system in place revolves around one principal survey point PP (Punto de Partida or Departure Point), as opposed to staking all corner points with a physical stake as would be done in Canada or Australia.

• Three types of sample points that need to be calculated, a Punto de Partida (PP), a Punto de Referencia (Reference Point, PR) and three visually recognizable points (Visuales or Visuals, V1, V2 & V3).

• The PP point is a visual point from which the proposed claim boundary point can be clearly seen by line of sight. The PP point is usually a topographic high with a distance to the proposed claim boundary greater than 100 meters.

• From the PP point a second point the “Punto de Referencia” (PR) is selected. The PR point is usually another topographic high or a distinctive topographic feature such as river confluence or a road / trail junction. The bearing and distance between the PP and PR points are calculated and tabulated.

• From the PR point three separate visually identifiable points V1, V2 and V3 are selected, usually distinctive topographic feature such as confluences of rivers or road / trail junctions. The bearing and distances between the PR point and three visual points V1, V2 & V3 are calculated and tabulated.

Visuals	Magnetic Route	Distance (Meters)

PR – PP	S 69°50’ W	102.00
PR – V1	N 69°55’ W	66.90
PR – V2	N 70°10’ E	73.40
PR – V3	“E” franc	71.1 0

• From the PP point the distance to the proposed claim boundary a north-south or east-west line (no less than 100 m) is calculated. From the point at which this line intersects the claim boundary the corner points of the claim area are calculated. The corner points (Puntos de conneccion) are defined by north-south or east-west lines from the point at which the line intersects the boundary and then from each other until the boundary is completed. There is no limit to the number of points that can be used and no minimum size of claim.

• A government surveyor is sent out to review all survey points in the field after legal and fiscal verification of the claim application by the mines department.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses continuing to be a reporting company, various expenses required to maintain the company during the next twelve months and approximately $65,752 associated with the mineral exploration program for a total estimate of outlay of funds of $111,034 less cash on hand as of February 28, 2014 of $4,655. Including mineral exploration program, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$4,725	Fees to the independent accountant for preparing the quarter and annual financial statements to be reviewed and examined by the independent accountants.
Audit	8,500	Review of the quarterly financial statements and examination of the annual financial statements.
Claim maintenance and taxes	4,124	To maintain the Olympic in good standing for a year at approximately $4,000 and taxes of $124.
Legal	7,800	Legal expenses incurred by the Dominican lawyer.
Mineral exploration program	65,752	Phase II mineral exploration program as set forth on page 29.
Edgar filing service fees	7,400	Engagement of Edgar service entity to file reports with the SEC; future Forms 10-K and 10-Q.
Office	1,000	General office supplies.
Transfer agent’s fees	1,000	Annual maintenance fee and preparation of share certificates and other documents periodically required.
Miscellaneous	1,000	Printing, photocopy and courier.
Estimated expenses	101,301
Payment to third parties	9,733
	111,034
Less: Cash	(4,655)	Cash as at February 28, 2014
Cash Requirements	$106,379

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

Results of Operations for the Three and Nine Months ended February 28, 2014, for the three months ended February 28, 2013, and for the the period from August 22, 2013 (date of inception) to February 28, 2013.

The expenses incurred for the three and nine months ended February 28, 2014, for the three months ended February 28, 2013, and for the the period from August 22, 2013 (date of inception) to February 28, 2013, are shown as follows:

Expense	Three months ended Feb. 28, 2014	Three months ended Feb. 28, 2013	Nine months ended Feb. 28, 2014	From inception to Feb. 28, 2013	From inception (August 22, 2012) to Feb. 28, 2014

Accounting and audit	$3,350	$-	$11,675	$-	$11,675
Consulting	-	-	5,250	-	5,250
Edgarizing	796		796		796
Entertainment	-	-	-	-	210
Exploration expenses	5,650	-	25,109	25,800	51,637
Filing fees	2,800	-	3,050	-	3,625
Impairment loss on mineral claim	-	-	-	13,000	13,000
Incorporation costs	-	-	-	4,039	3,375
Legal	4,000	-	7,000	2,000	10,644
Office	129	-	575	-	587
Transfer agent fees	1,085	-	1,849	-	1,938
Travel	709	-	1,272	780	2,673
Total	$18,519	$-	$56,576	$45,619	$105,410

During the three months ended February 28, 2014, the Company incurred G&A expenses related to its public filing requirements and exploration costs related to the Olympia mineral claim. During the comparable period in 2013, the Company had no operations.

G&A expenses for the nine month period ended February 28, 2014 were incurred due to the Company’s public filing requirements and exploration costs related to the Olympia mineral claim. During the time period August 22, 2012 (date of inception) to February 28, 2013, the Company was just formed and had incurred the initial acquisition costs and preliminary geological assessment of the Olympia mineral claim.

During the current period the director and officer charged the Company $5,650 for mapping and assembling data on the Olympia claim. This expense has been charged to “exploration expenses” in the current period.

Liquidity and Capital Resources

As of February 28, 2014, the Company had cash of $4,655 with outstanding debt to creditors of $35,065 including $25,332 owed to related parties representing a negative working capital of $30,410.

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

5.	The Company became a reporting company on December 17, 2013.

6.	Consolidated financial statements for the year ended May 31, 2013 and for the three months ended August 31, 2013 and the nine months ended February 28, 2014.

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

2.
We realize that even though we actual discover mineralization on the Olympia that it might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the Olympia. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals. For example, during 2013 and 2014 international gold prices have decreased in value significantly and there is no certainty that they will again rise to their previous prices.

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

Estimates and Assumptions. Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, which is our Chief Executive Officer/ Chief Accounting Officer, both being the same individual, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 28, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer/Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended February 28, 2014 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of February 28, 2014, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

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

Our auditors, in their report dated August 15, 2013, have assumed the consolidated financial statements, included herein, have been prepared assuming our Company will continue as a going concern. They have indicated we will need additional working capital for our future development, including the exploration of the Olympia claim and for meeting our financial obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern. With an estimate of $111,034 required over the next twelve months and with cash on hand as at February 28, 2014 of $4,655 there is not sufficient cash to meet our financial obligations over the next twelve months. Unless future funds can be raised we will have to cease operations.

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2012 and have not yet conducted any significant exploration activities on the Olympia. We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. We operations are not profitable and our net loss from inception to February 28, 2014 is $105,410. Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Our sole director and officer currently owns 50,000,000 shares of common stock representing 66.7% of our outstanding shares. Mr. Garcia purchased the original number of shares, being 75,000,000 shares for $0.001 per share. He registered for resale 25,000,000 of his shares at a price of $0.002 per share. On January 22, 2014, he sold the entire 25,000,000 shares. With 66.7% of the issued and outstanding shares, he will have substantial influence over our operations and can effect certain corporate transaction without further shareholders’ approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Mineria Y Exploraciones Olympia, Inc. Registration Statement on Form S-1 filed on August 16, 2013, Registration No.333-190652)

3(ii)	Articles of Incorporation (incorporated by reference from Mineria Y Exploraciones Olympia, Inc. Registration Statement on Form S-1 filed on August 16, 2013, Registration No.333-190652)

31.1	Certification of Chief Executive Officer/Chief Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer/Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(Registrant)

Date: April 11, 2014	By:	/s/ Francisco Antonio Jerez Garcia
FRANCISCO ANTONIO JEREZ GARCIA
Chief Executive Officer, Chief Financial Officer,
Chief Accounting Officer, President and Director