Form 10-K
period 2014-05-31
Mineria Y Exploraciones Olympia, Inc.
filed 2014-08-28
CIK 1578305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended May 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-1960652

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0785773
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Calle San Pablo, No. 8, Bo. Buenos Aires Municipio Monsenor, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 809-223-2353

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 as of November 30, 2013 (no non-affiliate owners at this date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 27, 2014, the Registrant had 75,000,000 shares of common stock outstanding.

MINERIA Y EXPLORACIONES OLYMPIA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MAY 31, 2014

PART I

This Form 10-K, particularly in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Form 10-K regarding, among other things:

●	our further attempts at exploring the Olympia might result in the Company finding virtually no other minerals, other than what has already been identified, and hence no reserves on the Olympia;

●	future exploration will require further funds and we might not be able to raise any funds for our exploration activities;

●	we may not be able to identify any other mineral properties either in the Dominican Republic or elsewhere and hence eventually have to cease operations;

●	we may not be able to complete with other mining companies, either large or small, who are in the Dominican Republic;

●	there is no assurance we will be able to manage our future growth; and

●	even thought our President is a geologist we might not be able to find other qualified individuals to work on the Olympia.

These risks are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

As used in this Annual Report, the terms “we,” “us,” “our,” “Mineria Y Exploraciones,” and the “Company” mean Mineria Y Exploraciones Olympia, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

Overview of Our Business

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

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia located north of the city of Santo Domingo in the Dominican Republic. In order to determine if there existed any mineralization on the Olympia the subsidiary undertook ground exploration in the early part of 2013 and in February obtained a geological report authored by Hilario Santos Sosa, Professional Geologist, which is included in part in this Form 10-K. Based on these results the Company undertook a further sampling program in the fall of 2013. It does not have the available funds to undertake the recommended drilling program as set forth in the geological report mentioned above and hence undertook the less expensive exploration program concentrating on soil, rock and sediment samples taken from areas where high concentration of mineralization were obtained during its first exploration program.

Sadler Gibb & Associates, LLC have stated in their audit report dated August 27, 2014 that we might cease as a going concern. Their wording in their report is as follows:

“ The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has incurred accumulated losses since inception of $113,354, has a working capital deficit of $38,354 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty”.

Our auditors believe there is substantial doubt that our Company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our Company. We are not producing any revenue from the Olympia and it might take years before we are able to develop the claim to a degree that it is able to produce revenue and ensure our future success. Therefore, we must seek other sources of funds other than from the Olympia in order for us to be a going concern. One way is to seek funds from new investors or to have our sole director and officer advance funds to us in addition to the funds he has already advanced to the Company being $50,000.

Our sole asset is a 100% interest in the Olympia Gold Claim (“Olympia”) located in the Dominican Republic. We acquired the Olympia claim for the sum of $13,000 from the Ministry of Mines in the Dominican Republic. We own no property other than the Olympia. As of the date of this Form 10-K, we have conducted exploration work under Phase I on the Olympia and have extended this sampling to other areas on the Olympia. We engaged Hilario Sosa, a Geological Consultant, to explore and summarize the exploration potential of the Olympia and to make recommendations. Under this report, Mr. Sosa recommended undertaking Phase II of our exploration program consisting of soil geochemistry and diamond drilling of locations identified as having some value as shown during Phase I and the subsequent ground work undertaken in the fall of 2013. The cost for Phase II is estimated at $65,752. We will have to raise funds to pay for the Phase II since at present we do not have sufficient funds to complete it as outlined by Mr Sosa.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Mineria Y Exploractiones Olympia, Inc. contained in this Form 10-K, any future investor in our common shares should be aware that our business faces numerous financial, market, economic and business risks.

The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with Our Business

Our auditors have substantial doubt as to whether we will be able to continue as a going concern.

Our auditors, in their report dated August 27, 2014, state the consolidated financial statements, included herein, have been prepared assuming our Company will continue as a going concern. As we discussed in Note 7 of the financial statements, we have indicated we will need additional working capital for our future development, including the exploration of the Olympia claim and for meeting our financial obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern. With an estimate of $108,701 required over the next twelve months and with cash on hand as at May 31, 2014 of $14,718 there is not sufficient cash to meet our financial obligations over the next twelve months. Unless future funds can be raised we will have to cease operations.

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2012 and have not yet conducted any significant exploration activities on the Olympia. We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. We operations are not profitable and our net loss from inception to May 31, 2014 is $113,354. Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

We have not yet received a Permit of Exploration from the Ministry of Mines

In order to undertake a trenching program or commence any drilling on the Olympia we must have a Permit of Exploration from the Ministry of Mines. To obtain this Permit appears to be difficult since there are numerous companies applying for Permits in order to further the exploration work on their respective claims. To date, we have adhered to all the requirements of the Ministry but it still might take several months or even longer to have a Permit which will allow us to further explore the Olympia other than undertaking a soil and rock sampling program which we do not need a Permit. If we never receive a Permit we will have to abandon the Olympia and seek other mineral properties outside of the Dominincan Republic.

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

Our sole director and officer currently owns 50,000,000 shares of common stock representing 66.7% of our outstanding shares. Mr. Garcia purchased the original number of shares, being 75,000,000 shares for $0.001 per share. He registered for resale 25,000,000 of his shares at a price of $0.002 per share. On January 22, 2014, he sold 25,000,000 shares. With 66.7% of the issued and outstanding shares, he will have substantial influence over our operations and can effect certain corporate transaction without further shareholders’ approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Even if a market develops for our shares, our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

Now that our common stock is quoted on the OTCBB, our share price may be volatile with wide fluctuations in response to several factors, including but not limited to:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

Further, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, changes in interest rates or international currency fluctuations. Stocks quoted on the OTCBB are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

The number of shares sold under our effective registration statement is significant in relation to our outstanding shares and may depress our share price.

The shares sold by our President as were registered under our effective registration statement, 25,000,000, if sold in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective.

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

Glossary of Geological and Technical Terms

The following represents various geological and technical terms used in this Form 10-K which the reader may not be familiar with.

Geological Term	Definition

Amphibolite	A crystalloblastic rock consisting mainly of amphibole (containing silica) and plagioclase (breaking obliquely) with little or no quartz.

Assay	An analysis to determine the quantity of one or more elemental components contained in a sample.

Barium	A silvery-white, metallic element, belonging to the alkaline earth group.

Basalt	A dark-gray to black, dense to fine-grain igneous rock.

Bismuth	A white crystalline, brittle metal with a pinkish tinge.

Breccias	A rock which has angular fragments which appear to be cemented together.

Calcareous	Said of a substance that contains calcium carbonate.

Claim	A mining right obtained from the government which comprises a land mass.

Clastic	Often referred to of fragments of minerals and rocks that have been moved from their original location.

Deposit	Mineral deposit or ore deposits is used to designate natural occurrence of a useful mineral, or an ore, in sufficient extent and degree of concentration to invite exploration.

Epithermal	Fluids, coming off a hot intrusive body of molten rock, which solidify.

Hyaloclastite	Said of the texture of porphyritic igneous rock in which crystals and glassy groundmass are equal or nearly equal in volumetric proportions.

Intrusives	A rock mass formed below the earth’s surface from molten magma which was intruded into a pre-existing rock mass and cooled to a solid.

Mafic	Pertaining to some igneous rocks and their constituent rocks.

Metamorphism
The mineralogical, chemical, and structural adjustment of solid rocks to physical and chemical conditions that have been generally been imposed at depth below the surface zones of weathering and cementation, and that differ from the conditions under which the rock in question originated.

Mineralization	Potential economic concentration of commercial metals occurring in nature.

Molybdenum	A silvery-white, very hard, metallic element which does not occur naturally and is a valuable alloying agent with steel and nickel.

Ore	The natural occurring mineral from which a mineral or minerals of economic value can be extracted profitable or to satisfy social or potential objectives.

Phenocryst	A term for large crystals or mineral grains floating in the matrix or groundmass of a porphyry.

Plagioclase	Any of a group of feldspar containing a mixture of sodium and calcium feldspar.

Pyrite	A brownish yellow metal of no significant value.

Quartz	It is the most common of all minerals and can either be transparent or made up of colors – red, grey, etc.

Reserve	(1) That part of a mineral deposit which could be economically and legally extracted or produced at the time the reserve is determined.
(2) Prove: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, working or drilling holes, grade and/or quality are computed from the results of detailed sampling and (b) the site for inspection, sampling and measurement are spaced to close and the geologic character is so well defined that size, shape and mineral content of reserves are well-established.
(3) Probable: Reserves for which quantity and grade and/or quality are computed similar to that used for proven (measure) reserves, but the site of inspection, sampling, and measurement are further apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven (measured) reserves, is high enough to assume continuity between points of observation.

Rhyolite	The extrusive equivalent to granite.

Schistose
Said of a rock displaying schistosity – the foliation in schist or other course-grained, crystalline rock due to the parallel, planar arrangement of mineral grains of the platy, prismatic, or ellipsodidal types, usually mica.

Selenium	A nonmetallic element and member of the sulfur family. Used in photocells, exposure meters, solar cells and extensively in rectifiers.

Sericite schist
A white, fine-grained potassium mica occurring in small scales as an alternation product of various aluminosilicate minerals, having a silky luster, and found in various metamorphic rocks or in the wall rock, fault gouge, and vein filings of many ore deposits.

Sulfide	A mineral compound characterized by the linkage of sulfur with a metal or semimetal.

Tectonics
A branch of geology dealing with the broad architecture of the outer part of the Earth; ie., the regional assembling of structure or deformational features, a study of their mutual relations, origin, and historical evolution.

Tholeiitic	A silica-oversaturated basalt.

Vein or veinlets	A fissure, fault or crack in rock filled by minerals that have traveled upwards from some deep source.

Volcanic rocks	Igneous rocks formed from magna that has flowed out of, or have been violently ejected from, a volcano,

Zone	A belt, band, or strip of earth material, however disposed; characterized as distinct from surrounding parts by some particular secondary enrichment.

ITEM 2. PROPERTIES.

Overview

Olympia Gold Claim

The following independent geological mapping report was undertaken at the request of the property owner Consorcio de Mineria y Exploraciones Olympia, S.R.L., to comply with the international exploration standards for the Olympia Gold Claim (“Olympia”). The author of the report was Mr. Hilario Sosa, Professional Geologist, who graduated from the Universidad Tecnologica de Santiago as an Engineer of Geology in 1994 and obtained in 1996 his Master’s of Science from UMAM University fo Mexico. He has been a geologist for 18 years and visited the Olympia between November 25th and December 13, 2012. Since 1995 he has worked for Kuky Silverio Industrial (for nine years), Pato Alto Mining Company (for five years) and Barrick Mining (for one year).

The mineral claim was assigned to Consorcio de Mineria Y Exploraciones Olympia, S.R.L., and the designation was filed with the Ministry of Industry and Commerce and Mining Directorate of the Government of the Dominican Republic.

Consorcio de Mineria y Exploraciones Olympia, SRL, has submitted and registered an exploration concession application to the Dominican government which has not been yet granted. The Dominican mining law grants Licenses of Exploration Concessions for a period of three years with two, one-year extensions allowed. The exploration concession is under revision by the technical departments of DGM, nevertheless, due to a constant follow up, all required documents were submitted.

Consorcio de Mineria y Exploraciones Olympia, SRL, is a Limited Liability Company, incorporated the date of 04th of September 2012, under the laws and regulations of the Dominican Republic, with its Mercantile Registry No. 20514-PP and Tax ID No. 130-940134, both up to date.

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

Soil and rock samples were collected in heavy duty paper and polythene sample bags respectively, sealed with wire ties and plastic cable ties respectively. A detailed sample description form was filled in for each sample, and a tear-off sample ticket inserted in the bag.

Stream sediment, soil and rock samples were shipped to Acme Labs, Vancouver, Canada for preparation and analysis. This lab complies with the requirements of international standards ISO 9001:2000 and ISO 17025:1999. The whole sample was shipped to the sample preparation facility in the Dominican Republic.

Analysis of Samples at the Olympia Claim

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

Recommendations and Conclusions

The geologist of the above noted report concludes that:

•	Exploration diamond drilling should be conducted in order to determine the quality and quantification of the deposits.

•	Exploration, surveys, sampling, sample preparation have been according to the international standards.

•	Sampling and surveying includes quality assurance procedures.

•	Exploration databases are professionally constructed and are sufficiently error-free.

The exploration budget proposed for Phase II is as follows:

Item	Number and Cost	Total Cost (USD)

Salaries and camp costs:

Supervising Geologist	22 days @ $600.00 per day	$13,200.00
Geological Assistant	22 days @ $200.00 per day	4,400.00

Transportation	1,500 km @ $0.75 per km	1,125.00
Camp cost and lodging	22 days @ $100 per day	2,200.00

Compilation:

Data and digitizing	15 days @ $150.00 per day	2,250.00
Drill hole interpretation and modeling	11 days @ $600.00 per day	6,600.00
Structural consultant	17 days @ $200.00 per day	3,400.00

Drilling and assaying:

Soil geochemistry		12,500.00
Diamond drilling (initial test holes)	150 meters @ $60.00 per meter	9,000.00
Assays of drill core	150 samples @ $34.00 per sample	5,100.00
Subtotal		59,775.99
Contingency	10%	5,977.50

TOTAL		$65,752.50

Management has not yet decided when it will be able to start Phase II since at the present time it does not have the available funds to do so.

In order to maintain the Olympia in good standing during the forth coming years the following will have to be adhered to:

-	One time payments will have to be made for connection point revisions, project boundaries and newspaper publication of the ownership of the Olympia for an estimated cost of $2.300.
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

Competition

Mineria Y Exploraciones is a exploration stage company which has to compete with other companies searching for minerals in the Dominion Republic and seeking financing for the development of their specific properties. Often, in not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and is just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strap for funds and unable to do any worthwhile exploration work on the Olympia. We might never be able to compete against these other companies and hence never bring the Olympia into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Olympia, materials to set up a camp if required and supplies including drill rigs.

Mineria Y Exploraciones’ Main Product

Mineria Y Exploraciones’ main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from the Olympia once the claim has been explored. Since the property has yet to be explored in detail by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration Facilities

Mineria Y Exploraciones has no plans to construct a mile or smelter on the Olympia until an ore body of reasonable worth is found; which might never happen. While in the exploration stage, the crew of workers will be housed in the town of Ocoa due to its close proximity to the Olympia. This will initially avoid building any structures either permanent or removable on the Olympia.

Other Mineral Properties

We has not yet considered any other mineral properties until such time as we have undertaken at least explored the Olympia as recommended by our geologist in conjunction with our President. It might take several years before we consider whether the Olympia is worth pursuing with further exploration work or whether we should consider another property.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 24 hours a month to our operations but it is expected to increase once the drilling program is commenced in the fall of 2014 or spring of 2015. Being a professional geologist Mr. Garcia will be active in overseeing the exploration work on the Olympia and determining the next stage of exploration work to be undertaken by the Company.

To explore the Olympia we will use workers who will be hired for the specific purpose of exploring the Olympia or undertaking trenching or drilling activities. Once their work is completed they will be terminated.

Research and Development Expenditures

Mineria Y Exploraciones has not expended any money on research and development since its inception.

Patents and Trademarks

Mineria Y Exploraciones does not have any patents or trademarks.

ITEM 3. LEGAL PROCEEDINGS.

We are not engaged in any legal proceedings.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprise, Inc. of 123 W. Nye Lane, Suite 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Mineria Y Exploraciones is quoted on the OTC Bulletin Board

Mineria Y Exploraciones is quoted on the OTC Bulletin Board under the symbol of “MYXY”.

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

Rule 144 Shares

In general, under Rule 144, a person who is not an affiliate of a company and who is not deemed to have been an affiliate of a company at any time during the three months preceding a sale and who has beneficially owned shares of a company’s common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about the company (which current public information requirement is eliminated after a one-year holding period). In addition, a person, who is an affiliate and beneficially owned shares of a company’s common stock for at least six months, will be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

However, Rule 144 is not available for securities initially issued by a company that has either no or nominal operations and no or nominal assets (a “shell company”), whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

(the “Shell Company Conditions”)

At this time, management does not consider Mineria Y Exploraciones to be a shell company.

HOLDERS OF OUR COMMON STOCK

As of August 27, 2014, there were 41 registered holders of record of our common stock due to our sole director and officer selling 25,000,000 common shares under the Company’s effective registration statement.

DIVIDENDS

Mineria Y Exploraciones’ Articles of Incorporation or Bylaws do not restrict it from declaring dividends. Nevertheless, the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Mineria Y Exploraciones has not declared any dividends since its inception and does not conceive that it will be declaring any dividends in the near future. We will maintain any excess funds to fully explore the Olympia in order to find a mineral deposit which we can commercially develop.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in the sections titled “Risk Factors” and “Forward-Looking Statements.”

Overview

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia claim located north of the city of Santo Domingo in the Dominican Republic. In order to determine if there existed any mineralization on the Olympia claim the subsidiary undertook ground exploration in the early part of the year 2013 and in February obtained a geological report authored by Hilario Santos Sosa, Professional Geologist, which is included in part in this Form 10-K under the description of “Olympia Gold Claim”. Based on these results the Company is contemplating a further exploration program on the Olympia during the winter of 2014 or the spring of 2015 if it is able to obtain a Permit of Exploration from the Ministry of Mines. It might not have the available funds to undertake the recommended drilling program as set forth in the geological report mentioned above and hence is considering the less expensive exploration program concentrating on soil, rock and sediment samples taken from areas where high concentration of mineralization were obtained during its first exploration program. Even without the Permit of Exploration the Company is able to undertake surface exploration work consisting of soil and rock sampling but cannot undertake either a trenching or drilling program.

Our auditors believe there is substantial doubt that our company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our company. We are not producing any revenue from the Olympia and it might take years before we are able to develop the claim to a degree that it is able to produce revenue and ensure our future success. Therefore we must seek other sources of funds other than from the Olympia in order for us to be a going concern. One way is to seek funds from new investors or to have our current directors and officers advance funds to us.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of various expenses required to maintain the company during the next twelve months and approximately $65,752 associated with the mineral exploration program for a total estimate of outlay of funds of $108,701 less cash on hand as of May 31, 2014 of $14,718. Including mineral exploration program, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$4,095	Fees to the accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	7,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Accounts payable	11,254	Accounts payable to non-arms length parties as at May 31, 2014
Mineral exploration program	65,752	Phase II mineral exploration program.
Edgar filing service fees	3,600	Engagement of Edgar service entity to file reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	14,500	One-time payment of $12,500 upon switching transfer agents and estimated annual fee for share certificates and other matters of $2,000.
Miscellaneous	1,500	Miscellaneous expenses
Estimated expenses	108,701
Less: Cash	(14,718)	Cash as at May 31, 2014
Cash Requirements	$93,983

Our engineering consultant has recommended an exploration program for the $65,752 for us to undertake Phase II. Currently, we do not presently have the requisite funds to complete the recommended exploration program. If we cannot raise money to complete the exploration program, we may be required to cease operation or look for a joint venture partner. As at the date of this Form 10-K management has not identified any joint venture partners.

If we do not undertake the exploration program in the amount of $65,752 our expenses for the next year would be $42,949. Therefore, we still do not have sufficient funds on hand to meet our out of pocket expenses for the next twelve months. At best we would have six months operating funds available.

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

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

Our mineral property is located in the Dominican Republic. However costs expressed in the geological report on the Claim are expressed in United States Dollars. Any future work to be conducted at the Claim is expected to be paid in United States dollars although wages to the workers will be paid in Dominican Pesos after conversion from United States currency. The functional currency is considered to be US dollars.

Results of Operations for the Year Ended May 31, 2014 and for the period ended May 31, 2013

For the period from August 22, 2012 to May 31, 2014, we had a net loss of $113,354.  Our loss to date represents various expenses incurred with organizing the company and its wholly owned subsidiary, commissioning the geological report, exploration work undertaken on the Olympia claim, preparation of financial statements for submission to the independent accountants and general office expenses which can be broken down as follows:

Expense	Year ended May 31, 2014	Inception to May 31, 2013	Description

Accounting and audit	$14,125	$-	Preparation and review of financial statements.
Consulting	5,250	-	Preparation of the registration statement.
Edgarizing	1,626	-	Edgarizing Form 10-Qs
Entertainment	-	210	Various meetings with geologists and lawyers.
Exploration expenses	25,383	26,528	Undertaking exploration work on the Olympia Gold Claim.
Filing fees	3,050	575	Annual report of the director and officer as filed with the State of Nevada.
Impairment loss on mineral claim	-	13,000	Write-off of the cost of Olympia claim.
Incorporation costs	-	3,375	Incorporation in the State of Nevada and in the Dominican Republic.
Legal	8,400	3,644	Property investigation and preparation of documents for the Company’s wholly owned subsidiary.
Office	765	12	Printing cost of maps of the Olympia claim.
Transfer agent fees	4,038	89	Fees paid to our transfer agent.
Travel	1,883	1,401	Travelling to Santo Domingo to meet with Department of Mines on several occasions

Total	$64,520	$48,834

Liquidity and Capital Resources

As of May 31, 2014, the Company had cash of $14,718 with amounts owed to unrelated third parties of $11,454 and to related parties of $50,522. The current stockholders’ deficiency is $38,354, whereas in the prior year there was stockholders’ equity of $26,166.

Our sole director and officer has made advances during the current year of $50,000 and paid out of pocket expenses on behalf of the Company in the amount of $522. These amounts are payable on a demand basis and have not interest rate attached thereto.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Milestones We Have Achieved and Hope to Achieve

The milestones we have achieved since inception and to be achieved in the future are as follows:

1.	Incorporated a wholly owned subsidiary in the Dominican Republic and identified through our director the Olympia Gold Claim located north of the city of Santo Domingo in the Dominican Republic.

2.	Undertook an exploration program on the Olympia wherein soil, rock and sediment samples were taken and analyzed by Acme Laboratories in Canada.

3.
Analysis of Phase I of our exploration program on the Olympia has been completed and a geological report has been prepared on the samples assayed for mineralization. Based on these results our director extended the sampling program during the winter of 2013. This program cost $18,966.

4.
Completion of Phase II drilling program during the spring of 2015 will be at a cost of $65,752. This program will also include further ground sampling, comprising soil, rock and sediment samples in areas of the Olympia not previous explored.

5.	Acceptance of our registration statement with the Securities Commission on December 17, 2013.

6.	Consolidated financial statements for the year ended May 31, 2014 and 2013 have been completed and are a part of this Form 10-K.

7.	Filed all the necessary documents to allow our shares to be quoted on the OTC Bullet Board.

Risk Associated with the Olympia

Our Company is aware of certain risk associated with the Olympia as follows:

1.	We realize that any money spent on the Olympia might be lost money never to be recovered. Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.
We realize that even though we actual discover mineralization on the Olympia that it might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals. For example, during 2014 international gold prices have decreased in value significantly and there is no certainty that they will again rise to their previous prices.

3.
Because we are small and have not undertaken sufficient exploration work on the Olympia we might find it extremely difficult to raise money for future exploration work. If our director wishes to continue exploring they may have to contribute the funds to the Company himself.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements, and several of those critical accounting policies are as follows:

Exploration Properties. The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Impairment of Long-lived Assets. The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations. Any known risks to our future shareholders are detailed starting on page 6 under “Risk Factors”.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of May 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;	F-1

2.	Consolidated Balance Sheets as at May 31, 2014 and 2013;	F-2

3.	Consolidated Statements of Operations for the year ended May 31, 2014, and for the period from August 22, 2012 (date of inception) to May 31, 2013;	F-3

4.	Consolidated Statement of Stockholders’ (Deficiency) Equity for the period from August 22, 2012 (date of inception) May 31, 2014;	F-4

5.	Consolidated Statements of Cash Flows for the year ended May 31, 2014, and for the period from August 22, 2012 (date of inception) to May 31, 2013; and	F-5

6.	Notes to Consolidated Financial Statements.	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mineria Y Exploraciones Olympia, Inc.

We have audited the accompanying consolidated balance sheets of Mineria Y Exploraciones Olympia, Inc. (the Company) as of May 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mineria Y Exploraciones Olympia, Inc. as of May 31, 2014 and 2013, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the consolidated financial statements, the Company has incurred accumulated losses since inception of $113,354, has a working capital deficit of $38,354 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 27, 2014

MINERIA Y EXPLORACIONES OLYMPIA, INC.
CONSOLIDATED BALANCE SHEET

	May 31, 2014	May 31, 2013
ASSETS

CURRENT ASSETS

Cash	$14,718	$26,166
Prepaid expense	8,904	-

Total Current Assets	23,622	26,166

TOTAL ASSETS	$23,622	$26,166

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$11,454	$-
Advances from related parties	50,522	-

Total Current Liabilities	61,976	-

TOTAL LIABILITIES	61,976	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common stock
550,000,000 shares authorized, at $0.001 par value; 75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(113,354)	(48,834)

Total Stockholders’ (Deficiency) Equity	(38,354)	26,166

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$23,622	$26,166

The accompanying notes are an integral part of these consolidated financial statements

MINERIA Y EXPLORACIONES OLYMPIA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended May 31, 2014	From Aug. 22, 2012 (date of inception) to May 31, 2013

REVENUES	$-		$-

EXPENSES

Exploration costs	25,383		26,528
Impairment on mineral claim acquisition	-		13,000
General and administrative expenses	39,137		9,306

NET LOSS FROM OPERATIONS	$(64,520)	$	(48,834)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)		$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000		71,554,770

The accompanying notes are an integral part of these consolidated financial statements

MINERIA Y EXPLORACIONES OLYMPIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
Period August 22, 2012 (date of inception) to May 31, 2014

	Common Shares	Stock Amount	Accumulated Deficit	Total

Balance August 22, 2012 (inception)	-	$-	$-	$-

Issuance of common shares for cash – $0.001 as at September 4, 2012	75,000,000	75,000	-	75,000

Net loss for the period August 22, 2012 (date of Inception) to May 31, 2013	-	-	(48,834)	(48,834)

Balance as at May 31, 2013	75,000,000	75,000	(48,834)	26,166

Net loss for the year ended May 31, 2014	-	-	(64,520)	(64,520)

Balance as at May 31, 2014	75,000,000	$75,000	$(113,354)	$(38,354)

The accompanying notes are an integral part of these consolidated financial statements

MINERIA Y EXPLORACIONES OLYMPIA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended May 31, 2014	From Aug. 22, 2012 (date of inception) to May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(64,520)	$(48,834)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	522	-
Impairment loss on mineral claim	-	13,000
Changes in operating assets and liabilities:
Prepaid expense	(8,904)	-
Accounts payable	11,454	-

Net Cash Used in Operating Activities	(61,448)	(35,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	(13,000)

Net Cash Used in Investing Activities	-	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	75,000
Advances from related parties	50,000	-

Net Cash Provided by Financing Activities	50,000	75,000

Net (Decrease) Increase in Cash	(11,448)	26,166

Cash at Beginning of Period	26,166	-

CASH AT END OF PERIOD	$14,718	$26,166

The accompanying notes are an integral part of these consolidated financial statements

MINERIA Y EXPLORACTIONES OLYMPIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 and 2013

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

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Consolidated Financial Statements

The Company consolidates its financial statements with that of its wholly owned subsidiary, Consorcio de Mineria y Exporaciones Olympia, SRL wherein all intercompany accounts have been eliminated upon consolidation.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts is computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at May 31, 2014 and 2013.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of May 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

During the year ended May 31, 2014, the Company’s sole director paid $522 for operating expenses on behalf of the Company and made advances of $50,000 to the Company. These amounts are reported as advances from related parties on the balance sheet. These amounts are non-interest bearing and payable on demand.

The director and officer, who is a professional geologist, was paid $5,650 for mapping and recording data on the Olympia claim during the year ended May 31, 2014. This expense has been reported as exploration costs in the current period.

The sole director and officer of the Company originally purchased 100% of the issued and outstanding shares of the Company for $75,000. On January 22, 2014, the sole director and officer sold 25,000,000 common shares, as set forth in the Company’s effective registration statement, resulting in him owing 66.7% of the issued and outstanding shares.

5.	COMMON STOCK

On September 4, 2012, the Company issued 75,000,000 common shares to its sole director and officer for $75,000.

6.	INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	March 31, 2014	March 31, 2013

Net loss before income taxes	$(64,520)	$(48,834)
Income tax rate	34%	34%
Income tax recovery	(21,937)	(16,604)
Non-deductible	--	-
Valuation allowance change	21,937	16,604

Provision for income taxes	$–	$–

The significant components of deferred income tax assets at March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013

Net operating loss carry-forward	$38,540	$16,604
Valuation allowance	(38,540)	(16,604)

Net deferred income tax asset	$–	$–

As of May 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended May 31, 2014 and 2013, and no interest or penalties have been accrued as of May 31, 2014 and 2013. As of May 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

7.	GOING CONCERN

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our principal independent accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2014 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our sole director and officer to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of our sole director and officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our sole director and officer; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2014, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of May 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated in their report dated xxx, 2014 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Director and Executive Officer

The following table sets forth the name and age of our sole director and executive officer, the principal offices and positions with us held by him and the date he became our director or executive officer. Our executive officer is appointed by our Board of Directors. Our director serves until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. We have no other employees.

Name	Age	Position

Francisco Antonio Jerez Garcia	42	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

Francisco Garcia has served as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director since the Company’s inception.

Francisco Garcia graduated from the Instituto Tecnico del Cibao Oriental – ITECO in the Province of Sanchez Ramirez and obtained a degree of Engineer of Geology and Mines in 1991 and Master’s of Science in 1994 from the same university. He has worked in 1996 as a laboratory assistant for M&M Minerals; in 1997 he worked as a field geologist for The Burn in evaluating limestone; between 1998 and 2000 he worked as a geologist and geophysical engineer in order to allow Minera Hispaniola, SA in determining their source for a drilling program, plotting and overseeing the development of roads into the claim under consideration, undertook an extensive mapping and sampling program, making the mesh geochemical in the project as well as sampling numerous outcrops; in 2000 he conducted an assessment of better access to carry water to the areas where it was needed on the claim owned by Coproinver S.A.; between 2001 and 2002 again worked for Minera Hospaniola as a field geologist where he explored different projects with the provinces of Monte Plata and Sanchez Ramirez by collecting samples either in sediment, soil or rock; in 2002 he worked for Placer Dome Dominicana, Inc where he was responsible for the good design of the future operating plan; between 2003 and 2004 he worked as a field geologist for Cementos Cibao where designed and constructed drilling platforms and ensuring adherence to environmental requirements in the region, undertook geological mapping and structural geology as needed and between 2005 and 2010 he was employed by Cemex Dominicana in planning, blasting, selective mining, crushing, stacking and management of personnel and equipment. Since 2010 he has been a self-employed geologist.

We do not have an audit committee due to the only office and director being Mr. Garcia. It is the Company’s intention to identify a person who would be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. Given our size and limited financial ability, we do not anticipate in seeking an audit committee financial expert in the near future.

Conflicts of Interest

Our sole director, Mr. Garcia, is a professional geologist and has other clients in the mineral exploration business. Therefore they may be cases whereby he identifies a mineral claim for another client which might appeal to our Company. If engaged by another client it would be difficult for us to demand he consider venting the mineral claim into our Company. Hopefully such a circumstance would not be occurring very often if ever.

To ensure that potential conflicts of interest are avoided or declared and that the Company conducts business in accordance with laws, our sole director adopted on August 26, 2012, a Code of Business Conduct and Ethics. Mineria’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the ethical behavior of Mineria’s present and future officers to its shareholders, employees, customers, lenders and others.

Term of Office

Presently Mineria Y Exploraciones has only one member of the Board of Directors. This is expected to change once our sole officer and director can determine what other individuals would benefit Mineria Y Exploractiones by serving on its Board. Members of Mineria Y Exploractiones’ board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

Mineria Y Exploraciones does not have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees responsible to the Board of Directors.

Outstanding Equity Awards

There are no stock option or future rights to any of the Company’s capital stock. There are no stock incentive plans in place.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, our sole director and officer:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

With only one director and officer at the present time there is basically no audit committee. Management is planning to find an independent third party who is considered an expert to become a member of the audit committee.

Apart from the Audit Committee, the Company has no other Board committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, the our sole director and officer has failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Francisco Antonio Jerez Garcia CEO, CFO, CAO and President	None	None	None

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

In light of our limited capital, our executive officer receives no cash compensation for serving the Company.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer, Mr. Garcia, during the past periods ended May 31, 2014.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation		Total

Francisco A. J. Garcia	2012	0	0	$0		0
Chief Executive Officer	2013	0	0	0		0
	2014	0	0	5,650	(i)	0

(i)	As a professional geologist Mr. Garcia charged $5,650 for mapping and recording data on the Olympia claim.

Employment Agreements

Mr. Garcia does not have an employment agreement with the Company.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist. None have been approved or are anticipated. No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Compensation of Our Sole Director

Currently, Mr. Garcia receives no compensation for serving as such other than the $5,650 mentioned above for mapping and recording data on the Olympia claim. We may reconsider this policy if and when we appoint or elect other individuals as directors.

Principal Shareholders

The following table presents certain information regarding the beneficial ownership of all shares of common stock at May 31, 2014 for executive officer and director of our Company. The percentage ownership shown in such table is based upon the 75,000,000 common shares issued and outstanding. There are no options or warrants to acquire our common stock outstanding.

Name	Common Shares Owned	Percentage

Francisco Antonio Jerez Garcia Calle San Pablo, No. 8 Bo. Buenos Aires Municipio Monsenor Novel Dominican Republic	50,000,000	66.7%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 27, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management

Common Stock	Francisco Antonio Jerez Garcia Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	50,000,000 (Direct)	66.7%

Common Stock	All Officers and Directors as a Group (1 persons)	50,000,000 (Direct)	66,7%

Security Ownership of Certain Beneficial Owners

Common Stock	Francisco Antonio Jerez Garcia Chief Executive Officer, President and Director	50,000,000 (Direct)	66.7%

Notes:
(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2013. As of August 27, 2014, there were 75,000,000 shares of our common stock issued and outstanding. Mr. Garcia is deemed to be underwriter of the Company.

Change in Control

There are no arrangements which may result in a change in control in the future.

Holders of Common shares

As of August 27, 2014 the Company had 41 shareholders including our sole officer and director. The number of shares held by the officer and director is 50,000,000 common shares.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

Penny Stock Rule

Mineria Y Exploraciones’ common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)
It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Mineria Y Exploraciones’ shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Mineria Y Exploraciones’ shares.

From Mineria Y Exploraciones’ point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Mineria Y Exploraciones due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Mineria Y Exploraciones. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with Mineria Y Exploraciones and Mineria Y Exploractiones is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Mineria Y Exploraciones has not issued any stock options to our director and officer nor has it attached share purchase warrants to the share issued and outstanding. There are no convertible securities as of the date of this Form 10-K.

Our authorized capital consists of 550,000,000 shares of common stock, par value $0.001 per share, of which 75,000,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Island Stock Transfer, Suite 301 – 15500 Roosevelt Blvd, Clearwater, Florida, 33760, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

ANTI-TAKEOVER PROVISION

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest." This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law. An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada. Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met. At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us. This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met. The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

CORPORATE GOVERNANCE

Director Independence

Francisco Antonio Jerez Garcia not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose only member consist of Francisco Antonio Jerez Garcia, our Chief Executive Officer, Chief Financial Officer who is not independent. Further, he cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

Apart from the Audit Committee, we have no other Board Committees. Since inception, our Board has conducted its business entirely by consent resolutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Related Party Transactions

During the year ended May 31, 2014, the Company’s sole director paid $522 for operating expenses on behalf of the Company and made advances of $50,000 to the Company. These amounts are reported as advances from related parties on the balance sheet. These amounts are non-interest bearing and payable on demand.

The director and officer, who is a professional geologist, was paid $5,650 for mapping and recording data on the Olympia claim during the year ended May 31, 2014. This expense has been reported as exploration costs in the current period.

The sole director and officer of the Company originally purchased 100% of the issued and outstanding shares of the Company for $75,000. On January 22, 2014, the sole director and officer sold 25,000,000 common shares, as set forth in the Company’s effective registration statement, resulting in him owing 66.7% of the issued and outstanding shares.

Director’s Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As Francisco Garcia is only officer and director, we have determined that he is not an independent director as defined under NASDAQ Rule 4200(a)(15).

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

1.	Any of our directors or officers;
2.	Any person proposed as a nominee for election as a director;
3.	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
4.	Any of our promoters; and
5.	Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

On September 4, 2012, we issued 75,000,000 shares of common stock to our Chief Executive Officer, President and Director at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

The Company does not have any promoters involved with it other than its sole director and officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended May 31, 2014	From Aug. 22, 2012 (date of inception) to May 31, 2013

Audit Fees	$9,200	$4,300
Audit-Related Fees	$ Nil	$Nil
Tax Fees	$ Nil	$Nil
All Other Fees	$ Nil	$Nil
Total	$9,200	$4,300

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws. (1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	INS XBRL Instant Document (*)

101	SCH XBRL Taxonomy Extension Schema Document (*)

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101	LAB XRBL Taxonomy Label Linkbase Document (*)

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)
____________
(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on August 16, 2013, as amended on November 14, December 04 and was declared effective December 17, 2013.
(*) Filed herein.

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERIA Y EXPLORACIONES OLYMPIA, INC. (Registrant)

Date: August 27, 2014	By:	/s/ Francisco Antonio Jerez Garcia
Francisco Antonio Jerez Garcia
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

MINERIA Y EXPLORACIONES OLYMPIA, INC. (Registrant)

Date: August 27, 2014	By:	/s/ Francisco Antonio Jerez Garcia
Francisco Antonio Jerez Garcia
Chief Executive Officer, Chief Accounting Officer,
President and Director