Form 10-Q
period 2014-08-31
Mineria Y Exploraciones Olympia, Inc.
filed 2014-11-13
CIK 1578305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

  For the transition period form_______to________

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

November 11, 2014: 75,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Mineria Y Exploraciones Olympia, Inc. and Subsidiary at August 31, 2014 (with comparative figures as at May 31, 2014) and the condensed consolidated statements of operations for the three months ended August 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the three months ended August 31, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results that can be expected for the year ended May 31, 2015.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2014	May 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$17,754	$14,718
Prepaid expense	6,678	8,904

Total Current Assets	24,432	23,622

TOTAL ASSETS	$24,432	$23,622

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$14,281	$11,454
Advances from related parties	75,619	50,522

Total Current Liabilities	89,900	61,976

STOCKHOLDERS’ DEFICIENCY

Common stock
550,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(140,468)	(113,354)

Total Stockholders’ Deficiency	(65,468)	(38,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$24,432	$23,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended August 31, 2014	For the three months ended August 31, 2013

REVENUES	$-	$-

EXPENSES

Exploration	-	271
General and administrative expenses	27,114	13,976

NET LOSS FROM OPERATIONS	$(27,114)	$(14,247)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the three months ended August 31, 2014	For the three months ended August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(27,114)	$(14,247)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties	97	107
Changes in operating assets and liabilities:
Prepaid expense	2,226
Accounts payable	2,827	6,987

Net Cash Used in Operating Activities	(21,964)	(7,153)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	25,000	-

Net Cash Provided by Financing Activities	25,000	-

Net Increase (Decrease) in Cash	3,036	(7,153)

Cash at Beginning of Period	14,718	26,166

CASH AT END OF PERIOD	$17,754	$19,013

The accompanying notes are an integral part of these condensed consolidated financial statements

MINERIA Y EXPLORACTIONES OLYMPIA, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

The interim financial statements for the three months ended August 31, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements for the year ended May 31, 2014, as filed with the SEC.

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

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at August 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2014.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended August 31, 2014, the Company’s sole director paid $97 for operating expenses on behalf of the Company and made an advance of $25,000 to the Company. Total advances from related parties were $75,619 at August 31, 2014. These amounts are reported as Advances from related parties on the balance sheet. These amounts are non-interest bearing and payable on demand.

The sole director and officer of the Company originally purchased 100% of the issued and outstanding shares of the Company for $75,000.

5. COMMON STOCK

On September 4, 2012, the Company issued 75,000,000 common shares to its sole director and officer for $75,000.  On January 22, 2014, the sole director and officers sold 25,000,000 common shares, as set forth in the Company’s effective registration statement, resulting in him owning 66.7% of the issued and outstanding shares.

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

We shall continue to be deemed an emerging growth company until the earliest of-

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

Sadler Gibb & Associates, Inc. have stated in their audit report dated August 27, 2014 that we might cease as a going concern. Their wording in their report is as follows:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty”.

Our auditors believe there is substantial doubt that our company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our company.  We are not producing any revenue from the Olympia and it might take years before we are able to develop the claim to a degree that it is able to produce revenue and ensure our future success.  Therefore we must seek other sources of funds other than from the Olympia in order for us to be a going concern. One way is to seek funds from new investors or to have our current director and officer advance funds to us in addition to the funds he has already advanced to the Company being $75,000.

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

The taxation years the subsidiary runs from 01st of January to 31st of December, being the annual filing every 30th of April. The Company has made the applicable tax filing as at April 30, 2014.

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

Recommendations and Conclusions

The geologist of the above noted report concludes that:

•	Exploration diamond drilling should be conducted in order to determine the quality and quantification of the deposits.

•	Exploration, surveys, sampling, sample preparation have been according to the international standards.

•	Sampling and surveying includes quality assurance procedures.

•	Exploration databases are professionally constructed and are sufficiently error-free.

The exploration budget proposed for Phase II is as follows:

Item	Number and Cost	Total Cost (USD)

Salaries and camp costs:

Supervising Geologist	22 days @ $600.00 per day	$13,200.00
Geological Assistant	22 days @ $200.00 per day	4,400.00

Transportation	1,500 km @ $0.75 per km	1,125.00
Camp cost and lodging	22 days @ $100 per day	2,200.00

Compilation:

Data and digitizing	15 days @ $150.00 per day	2,250.00
Drill hole interpretation and modeling	11 days @ $600.00 per day	6,600.00
Structural consultant	17 days @ $200.00 per day	3,400.00

Drilling and assaying:

Soil geochemistry		12,500.00
Diamond drilling (initial test holes)	150 meters @ $60.00 per meter	9,000.00
Assays of drill core	150 samples @ $34.00 per sample	5,100.00
Subtotal		59,775.00
Contingency	10%	5,977.50
TOTAL		$65,752.50

Management has not yet decided when it will be able to start Phase II since at the present time it does not have the available funds to do so.

In order to maintain the Olympia in good standing during the forth coming years the following will have to be adhered to:

-	One time payments will have to be made for connection point revisions, project boundaries and newspaper publication of the ownership of the Olympia for an estimated cost of $2,300.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses continuing to be a reporting company, various expenses required to maintain the company during the next twelve months and approximately $65,752 associated with the mineral exploration program for a total estimate of outlay of funds of $120,582 less cash on hand as of August 31, 2014 of $17,754. Including mineral exploration program, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$6,725	Fees to the independent accountant for preparing the quarter and annual financial statements to be reviewed and examined by the independent accountants.
Audit	11,500	Review of the quarterly financial statements and examination of the annual financial statements.
Claim maintenance and taxes	4,124	To maintain the Olympic in good standing for a year at approximately $4,000 and taxes of $124.
Legal	7,800	Legal expenses incurred by the Dominican lawyer.
Mineral exploration program	65,752	Phase II mineral exploration program as set forth on page 29.
Edgar filing service fees	7,400	Engagement of Edgar service entity to file reports with the SEC; future Forms 10-K and 10-Q.
Office	1,000	General office supplies.
Transfer agent’s fees	1,000	Annual maintenance fee and preparation of share certificates and other documents periodically required.
Miscellaneous	1,000	Printing, photocopy and courier.
Estimated expenses	106,301
Payment to third parties	14,281
	120,582
Less: Cash	(17,754)	Cash as at August 31, 2014
Cash Requirements	$102,828

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

Results of Operations for the Three Months ended August 31, 2014 and 2013.

The expenses incurred for the three ended August 31, 2014 and 2013 are shown as follows:

Expense	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013

Accounting and audit	$6,575	$5,875
Consulting	-	5,250
Edgarizing	1,013	-
Exploration expenses	-	271
Filing fees	764	250
Legal	2,170	1,400
Office	311	269
Transfer agent fees	15,696	764
Travel	585	168
Total	$27,114	$14,247

Liquidity and Capital Resources

As of August 31, 2014, the Company had cash of $17,754 and prepaid expense of $6,678, with outstanding debt to creditors of $89,900 including $75,619 owed to related parties representing a negative working capital of $65,468.

Our auditors, in their audit report dated August 27, 2014, have indicated there is substantial doubt about our abilities to continue as a going concern since we will require additional working capital to undertake our planned objectives.  At the present time, we do not have adequate funds to meet our financial obligations over the next twelve months and to undertake further exploration work on the Olympia.

We need funds to stay in business and will have to investigate other avenues of raising funds. Several methods available to the Company are for our sole director and officer to advance the needed funds to the Company, in addition to the $75,000 he has already advanced, to meet its financial obligations over the next twelve months or to undertake a further issuance of shares.  No decision in this regard has been made by management.  If funds are not available the Company will have to cease operations and lose the rights to the minerals on the Olympia. The Company could seek out a business arrangement with another company whereby a percentage interest in the Olympia would be given in order for exploration work to be undertaken.  No entity has been identified at this time and there is a strong possible none will ever be identified.

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

3.

Analysis of Phase I of our exploration program on the Olympia has been completed and a geological report has been prepared on the samples assayed for mineralization. Based on these results our director extended the sampling program previously undertaken and is awaiting the results therefrom. This program cost approximately $19,000.

4.

Completion of Phase II drilling program during the summer of 2014 will be at a cost of $65,752. This program will also include further ground sampling, comprising soil, rock and sediment samples in areas of the Olympia not previous explored.

5.	The Company became a reporting company on December 17, 2013.

6.	Consolidated financial statements for various periods required to be filed with the SEC by a reporting company.

7.	The Company has now obtained a quotation on the OTC Bulletin Board.

Risk Associated with the Olympia

Our Company is aware of certain risk associated with the Olympia as follows:

1.	We realize that any money spent on the Olympia might be lost money never to be recovered. Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

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

5.

Mining has many risks attached to it which we are presently not insured against and may never be. For example, the Olympia might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention. Without insurance any funds we have on hand would have to be directed to disputing any claim made against us

Critical Accounting Policies

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2014.

The Company does not expect the adoption of other recent accounting pronouncements to have a material impact on its financial statements.

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations.  Any known risks are detailed starting on page 28 under “Risk Factors”.

Public Market for Common Stock

Our shares are quoted on the OTC Bulletin Board (“OTCBB”) and therefore we must adhere to the rules and regulations of the OTCBB and the SEC.

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

Holders of Our Common Stock

As of the date of this Form 10-Q, we have 41 stockholders including our sole officer and director.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, which is our Chief Executive Officer/ Chief Accounting Officer, both being the same individual, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer/Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended August 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2014, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Mineria Y Exploraciones Olympia, Inc. contained in this Form 10-Q, any future investor in our common shares should be aware that our business faces numerous financial, market, economic and business risks.

The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with Our Business

Our auditors have substantial doubt as to whether we will be able to continue as a going concern.

Our auditors, in their report dated August 27, 2014, have assumed the consolidated financial statements, included herein, have been prepared assuming our Company will continue as a going concern.  They have indicated we will need additional working capital for our future development, including the exploration of the Olympia claim and for meeting our financial obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.  With an estimate of $120,582 required over the next twelve months and with cash on hand as at August 31, 2014 of $17,754 there is not sufficient cash to meet our financial obligations over the next twelve months since we would have to require an additional $102,828 to meet our financial obligations. Unless future funds can be raised we will have to cease operations.

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2012 and have not yet conducted any significant exploration activities on the Olympia. We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. We operations are not profitable and our net loss from inception to August 31, 2014 is $140,468. Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended May 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3)  Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Mineria Y Exploraciones Olympia’ Registration Statement on Form S-1 filed on August 16, 2013, Registration No.333-190652)

3(ii)	By-laws (incorporated by reference from Mineria Y Exploraciones Olympia’ Registration Statement on Form S-1 filed on August 16, 2013, Registration No. 333-190652)

31.1	Certification of Chief Executive Officer/Chief Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer/Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

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

MINERIA Y EXPLORACIONES OLYMPIA INC.
(Registrant)

Date: November 13, 2014	By:	/s/ Francisco Antonio Jerez Garcia
FRANCISCO ANTONIO JEREZ GARCIA Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President and Director

