Form 10-Q
period 2014-11-30
Mineria Y Exploraciones Olympia, Inc.
filed 2015-01-12
CIK 1578305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30 , 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ______________ to______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

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

January 12, 2015: 75,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Mineria Y Exploraciones Olympia, Inc. and Subsidiary at November 30, 2014 (with comparative figures as at May 31, 2014) and the condensed consolidated statements of operations for the three and six months ended November 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended November 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ended May 31, 2015.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2014	May 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$9,737	$14,718
Prepaid expense	4,452	8,904

Total Current Assets	14,189	23,622

TOTAL ASSETS	$14,189	$23,622

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$12,977	$11,454
Advances from related parties	75,667	50,522

Total Current Liabilities	88,644	61,976

STOCKHOLDERS’ DEFICIENCY
Common stock 550,000,000 shares authorized, at $0.001 par value; 75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(149,455)	(113,354)

Total Stockholders’ Deficiency	(74,455)	(38,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$14,189	$23,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended Nov. 30, 2014	For the three months ended Nov. 30, 2013	For the six months ended Nov. 30, 2014	For the six months ended Nov. 30, 2013

REVENUES	$-	$-	$-	$-

EXPENSES

Exploration	2,150	19,188	2,150	19,459
General and administrative expenses	6,837	4,622	33,951	18,597

NET LOSS	$(8,987)	$(23,810)	$(36,101)	$(38,056)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended Nov. 30, 2014	For the six months ended Nov. 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(36,101)	$(38,056)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	145	203
Changes in operating assets and liabilities:
Prepaid expense	4,452
Accounts payable	1,523	8,665

Net Cash Used in Operating Activities	(29,981)	(29,188)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	25,000	25,000

Net Cash Provided by Financing Activities	25,000	25,000

Net Increase (Decrease) in Cash	4,981	(4,188)

Cash at Beginning of Period	14,718	26,166

CASH AT END OF PERIOD	$9,737	$21,978

The accompanying notes are an integral part of these condensed consolidated financial statements

MINERIA Y EXPLORACTIONES OLYMPIA, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date the former mineral claim held by the Company was cancelled by the Director of Mining for the Dominican Republic resulting in the Company no longer having the rights to the minerals on the Olympia claim. The Company is presently seeking a replacement mineral claim either in the Dominican Republic or elsewhere in the world.

The interim financial statements for the three and six months ended November 30, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements for the year ended May 31, 2014, as filed with the SEC.

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

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at November 30, 2014 and 2013.

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

3. ACQUISITION OF MINERAL CLAIM

On August 28, 2012, the Company acquired the Olympia Gold Claim located in the Dominican Republic for $13,000.

The Olympia Gold Claim consisted of 3,315 (Three Thousand Three Hundred and Fifteen Mining Hectares) or 8,191 acres, located in the province of San Jose de Ocoa, municipality of San Jose de Ocoa, in the Southwestern region of the country, at about 112 kilometers from the city of Santo Domingo, capital of the Dominican Republic. During the quarter the Director of Mines for the Dominican Republic cancelled the rights to the minerals on the Olympia Gold Claim resulting in the Company no longer having any interest in the minerals thereon.

The Company determined indicators of impairment existed at May 31, 2014, and based on its cash flows assessment on that date, determined an impairment loss should be recorded in the amount of $13,000.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended November 30, 2014 and 2013, the Company’s sole director paid $145 and $203, respectively, for operating expenses on behalf of the Company and made advances of $25,000 and $25,000, respectively, to the Company. Total advances from related parties were $75,667 at November 30, 2014. These amounts are reported as Advances from related parties on the balance sheet. These amounts are non-interest bearing and payable on demand.

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

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia located north of the city of Santo Domingo in the Dominican Republic. In order to determine if there existed any mineralization on the Olympia the subsidiary undertook ground exploration in the early part of 2013 and in February obtained a geological report authored by Hilario Santos Sosa, Professional Geologist. Based on these results the Company undertook a further sampling program in the fall of 2013. During the present quarter the Director of Mines for the Dominican Republic cancelled the Company’s interest in the minerals located on the Olympia resulting in the Company having no further interest in the minerals thereon. Nevertheless, the Company is seeking to locate another mineral claim either in the Dominican Republic or another jurisdiction.

Sadler Gibb & Associates, Inc. have stated in their audit report dated August 27, 2014 that we might cease as a going concern. Their wording in their report is as follows:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern”.

Our auditors believe there is substantial doubt that our company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our company. We did not produce any revenue from the Olympia prior to the Company’s rights being cancelled by the Director of Mines for the Dominican Republic. Therefore we must seek other sources of funds other than from the any future mineral property we acquire in order for us to be a going concern. One way is to seek funds from new investors or to have our current director and officer advance funds to us in addition to the funds he has already advanced to the Company being $75,000.

There is no assurance that a commercially viable mineral deposit or reserve will exist on any new mineral claim we acquire. Such work to identify a mineral deposit could take many years of exploration and would require expenditure of a substantial amount of capital, capital which we do not currently have and may never be able to raise.

We have no full-time employees and our management devotes a small percentage of his time to the affairs of the Company.

Overview

Mineral claim

At the present time the Company does not have a mineral claim to explore and eventually develop due to its former mineral claim, the Olympia Gold Claim, having its rights to the minerals thereon being cancelled by the Director of Mines for the Dominican Republic. No explanation was given as to the reason of the cancellation. Nevertheless, it is the Company’s intention to seek another mineral property of merit either in the Dominican Republic or in another jurisdiction. At the present time no mineral property has been identified.

Employees

As of the date of this Form 10-Q, we have no employees other than our executive officer and director, who devotes approximately twenty four hours per week to our operations.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

The Company’s Main Product

At present we do not have a main product since we did not define an ore reserve on the Olympia prior to its cancellation and hence were unable to sell any minerals from it. Any mineral property identified in the future will have as its main minerals either gold or silver.

Plant and Equipment

With the Dominican Republic being a hub for mining activities in the Caribbean, ultra modern equipment is used by the various mining companies. The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal. If we identify a mineral claim in the Dominican Republic we will not be building any plant on the claim until such time as an ore reserve is discovered and evaluated.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses continuing to be a reporting company, various expenses required to maintain the company during the next twelve months and approximately $10,000 associated with the identification of a new mineral claim for a total estimate of outlay of funds of $56,602 less cash on hand as of November 30, 2014 of $9,737. Including the identification of a new mineral claim, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$6,725	Fees to the independent accountant for preparing the quarter and annual financial statements to be reviewed and examined by the independent accountants.
Audit	11,500	Review of the quarterly financial statements and examination of the annual financial statements.
Claim - mineral	10,000	To identify and obtain the mineral rights to a replacement claim for the Olympia Gold Claim.
Legal	5,000	Estimated legal expenses for the forthcoming year.
Edgar filing service fees	7,400	Engagement of Edgar service entity to file reports with the SEC; future Forms 10-K and 10-Q.
Office	1,000	General office supplies.
Transfer agent’s fees	1,000	Annual maintenance fee and preparation of share certificates and other documents periodically required.
Miscellaneous	1,000	Printing, photocopy and courier.
Estimated expenses	43,625
Payment to third parties	12,977
	56,602
Less: Cash	(9,737)	Cash as at November 30, 2014
Cash Requirements	$46,865

We do not intend to hire any employees at this time. All of the work on a new to be identified mineral claim will be conducted by unaffiliated independent contractors that we will hire under the supervision of our President, who is a geologist himself.

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

Our former mineral property was located in the Dominican Republic. However, costs expressed in the financial statements are expressed in United States Dollars. Any future work to be conducted on a new mineral claim will be paid in United States dollars although wages to the workers will be paid in Dominican Pesos after conversion from United States currency. The functional currency is considered to be US dollars.

Results of Operations for the three and six months ended November 30, 2014 and 2013.

The expenses incurred for the three and six months ended November 30, 2014 and 2013 are shown as follows:

Expense	Three months ended Nov. 30, 2014	Three months ended Nov. 30, 2013	Six months Ended Nov. 30, 2014	Six months Ended Nov. 30, 2013

Accounting and audit	$3,550	$2,450	$10,125	$8,325
Amortization of prepaid expenses	2,226	-	4,452	-
Consulting	-	-	-	5,250
Edgarizing	813	-	1,826	-
Exploration expenses	2,150	19,188	2,150	19,459
Filing fees	-	-	764	250
Legal	-	1,600	2,170	3,000
Office	48	177	359	445
Transfer agent fees	200		13,670	764
Travel	-	395	585	563
Total	$8,987	$23,810	$36,101	$38,056

Liquidity and Capital Resources

As of November 30, 2014, the Company had cash of $9,737 and prepaid expense of $4,452, with outstanding debt to creditors of $88,644 including $75,667 owed to related parties representing a negative working capital of $74,455.

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

We need funds to stay in business and will have to investigate other avenues of raising funds. Several methods available to the Company are for our sole director and officer to advance the needed funds to the Company, in addition to the $75,000 he has already advanced, to meet its financial obligations over the next twelve months or to undertake a further issuance of shares. No decision in this regard has been made by management. If funds are not available the Company will have to cease operations and lose the rights to the minerals on a new mineral claim. The Company could seek out a business arrangement with another company whereby a percentage interest in the Olympia would be given in order for exploration work to be undertaken. No entity has been identified at this time and there is a strong possible none will ever be identified.

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

3.

Analysis of Phase I of our exploration program on the Olympia has been completed and a geological report has been prepared on the samples assayed for mineralization. Based on these results our director extended the sampling program previously undertaken and is awaiting the results therefrom. This program cost approximately $19,000. Unfortunately the rights to the minerals on the Olympia were cancelled by the Director of Mines.

4.	The Company became a reporting company on December 17, 2013.

5.	Consolidated financial statements for various periods required to be filed with the SEC by a reporting company.

6.	The Company has now obtained a quotation on the OTC Bulletin Board.

Risk Associated with other mineral claims identified in the future.

Our Company is aware of certain risk associated with any new mineral claim it will acquire in the near future:

Money spent on the Olympia has been lost with the cancellation of the mineral rights to the claim. No reason was given for the cancellation by the Director of Mines for the Dominican Republic.

In the future any new mineral property acquired by the Company might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on a new mineral claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals. For example, during 2013 and 2014 international gold prices have decreased in value significantly and there is no certainty that they will again rise to their previous prices.

Because we are small and have not undertaken any exploration work on a new mineral claim we might find it extremely difficult to raise money for future exploration work. If our director wishes to continue exploring he may have to contribute the funds to the Company himself.

Mining has many risks attached to it which we are presently not insured against and may never be. For example, a new mineral claim might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention. Without insurance any funds we have on hand would have to be directed to disputing any claim made against us.

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

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations. Any known risks are detailed starting on page 19 under “Risk Factors”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, which is our Chief Executive Officer/ Chief Accounting Officer, both being the same individual, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer/Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended November 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2014, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the six months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Our auditors, in their report dated August 27, 2014, have assumed the consolidated financial statements, included herein, have been prepared assuming our Company will continue as a going concern. They have indicated we will need additional working capital for our future development, including the exploration of the Olympia claim and for meeting our financial obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern. With an estimate of $56,602 required over the next twelve months and with cash on hand as at November 30, 2014 of $9,737 there is not sufficient cash to meet our financial obligations over the next twelve months since we would have to require an additional $46,865 to meet our financial obligations. Unless future funds can be raised we will have to cease operations.

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2012 and have not yet conducted any significant exploration activities on the Olympia prior to its being cancelled by the Director of Mines for the Dominican Republic. We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. We operations are not profitable and our net loss from inception to November 30, 2014 is $149,455. Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of any mining claim we acquire.

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

We have no known ore reserves due to at this time not having a mineral claim. Even if we find gold and/or other valuable mineralization on our new yet to be identified mineral claim we cannot guarantee that any gold and/or other valuable mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or other valuable mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or other valuable mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations. Our ability to achieve profitability and positive cash flow in the future is dependent upon:

*	our ability to locate a profitable mineral property;
*	our ability to locate an economic ore reserve; and
*	our ability to profitably extract the mineral and generate revenues

Because we are small company, have limited capital and at the present time do not have a mineal claim to develop, we will be limited in our exploration activities.

The possibility of development of and production from a new mineral claim depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are small company and do not have much capital. We must limit our exploration activity which may adversely affect our ability to find ore reserves since we do not have the capital that other larger companies may have to find ore. Further, because of our limited capital we can afford to explore only one mining claim which increases our risk due to lack of diversification.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability a new mineral claim we acquire will not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability a new mineral claim will not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Even with positive results during exploration, a new unidentified mineral claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on a new mineral claim is in excess of the selling price of such minerals, we would not be able to develop the claim. Accordingly even if ore reserves were found on an unidentified mineral claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the new unidentified mineral claim and seek another mineral property to develop, or cease operations altogether.

Mineral exploration and development activities are inherently risky. If such an adverse event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Our future mineral claim might not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of a new mineral claim. Previous mining exploration activities may have caused environmental damage to a newly acquired mineral claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

During the current period the Company was advised by the Director of Mining for the Dominican Republic that its mineral rights to the Olympia claim had been cancelled. Therefore the Company has not further rights to the minerals on the Olympia.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Mineria Y Exploraciones Olympia’ Registration Statement on Form S-1 filed on August 16, 2013, Registration No.333-190652)

3(ii)	By-laws (incorporated by reference from Mineria Y Exploraciones Olympia’ Registration Statement on Form S-1 filed on August 16, 2013, Registration No. 333-190652)

31.1	Certification of Chief Executive Officer/Chief Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer/Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

_____________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINERIA Y EXPLORACIONES OLYMPIA INC.
(Registrant)

Date: January 12, 2015	By:	/s/ “Francisco Antonio Jerez Garcia”
FRANCISCO ANTONIO JEREZ GARCIA
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President and Director

