Form 10-Q
period 2015-02-28
Mineria Y Exploraciones Olympia, Inc.
filed 2015-04-13
CIK 1578305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

  For the transition period form __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

March 31, 2015: 75,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Mineria Y Exploraciones Olympia, Inc. and Subsidiary at February 28, 2015 (with comparative figures as at May 31, 2014) and the condensed consolidated statements of operations for the three and nine months ended February 28, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended February 28, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ended May 31, 2015.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2015	May 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$5,447	$14,718
Prepaid expense	2,226	8,904

Total Current Assets	7,673	23,622

TOTAL ASSETS	$7,673	$23,622

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$14,027	$11,454
Advances from related parties	75,787	50,522

Total Current Liabilities	89,814	61,976

TOTAL LIABILITIES	$89,814	$61,976

STOCKHOLDERS’ DEFICIENCY

Common stock 550,000,000 shares authorized, at $0.001 par value; 75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(157,141)	(113,354)

Total Stockholders’ Deficiency	(82,141)	(38,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,673	$23,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended Feb. 28, 2015	For the three months ended Feb. 28, 2014	For the nine months ended Feb. 28, 2015	For the nine months ended Feb. 28, 2014

REVENUES	$-	$-	$-	$-

EXPENSES

Exploration	-	5,650	2,150	25,109
General and administrative expenses	7,686	12,870	41,637	31,467

NET LOSS	$(7,686)	$(18,520)	$(43,787)	$(56,576)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended Feb. 28, 2015	For the nine months ended Feb. 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(43,787)	$(56,576)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	265	332
Changes in operating assets and liabilities:
Prepaid expense	6,678	-
Accounts payable	2,573	9,733

Net Cash Used in Operating Activities	(34,271)	(46,511)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	25,000	25,000

Net Cash Provided by Financing Activities	25,000	25,000

Net Decrease in Cash	(9,271)	(21,511)

Cash at Beginning of Period	14,718	26,166

CASH AT END OF PERIOD	$5,447	$4,655

The accompanying notes are an integral part of these condensed consolidated financial statements

MINERIA Y EXPLORACTIONES OLYMPIA, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

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

The Company was organized for the purpose of acquiring and developing mineral properties. During the period ending February 28, 2015, the mineral claim held by the Company was cancelled by the Director of Mining for the Dominican Republic resulting in the Company no longer having the rights to the minerals on the Olympia claim. The Company is presently seeking a replacement mineral claim either in the Dominican Republic or elsewhere in the world.

The interim financial statements for the three and nine months ended February 28, 2015 and 2014 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements for the year ended May 31, 2014, as filed with the SEC.

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

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at February 28, 2015 and 2014.

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

During the quarter ended February 28, 2015, the Director of Mines for the Dominican Republic cancelled the rights to the minerals on the Olympia Gold Claim resulting in the Company no longer having any interest in the minerals thereon.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine months ended February 28, 2015 and 2014, the Company’s sole director paid $265 and $332, respectively, for operating expenses on behalf of the Company and made advances of $25,000 and $25,000, respectively, to the Company. Total advances from related parties were $75,787 at February 28, 2015. These amounts are reported as Advances from related parties on the balance sheet. These amounts are non-interest bearing and payable on demand.

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

We shall continue to be deemed an emerging growth company until the earliest of:

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

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia located north of the city of Santo Domingo in the Dominican Republic. In order to determine if there existed any mineralization on the Olympia the subsidiary undertook ground exploration in the early part of 2013 and in February obtained a geological report authored by Hilario Santos Sosa, Professional Geologist. Based on these results the Company undertook a further sampling program in the fall of 2013. During the current quarter the Director of Mines for the Dominican Republic cancelled the Company’s interest in the minerals located on the Olympia resulting in the Company having no further interest in the minerals thereon. Nevertheless, the Company is seeking to locate another mineral claim either in the Dominican Republic or another jurisdiction.

Sadler, Gibb & Associates, Inc. has stated in their audit report dated August 27, 2014 there is substantial doubt about our ability to continue as a going concern. The wording in their report is as follows:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company … will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern”.

Our auditors believe there is substantial doubt that our company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our company. We did not produce any revenue from the Olympia prior to the Company’s rights being cancelled by the Director of Mines for the Dominican Republic. Therefore we must seek other sources of funds other than from any future mineral property we acquire in order for us to be a going concern. One way is to seek funds from new investors or to have our current director and officer advance funds to us in addition to the funds he has already advanced to the Company being $75,000.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses continuing to be a reporting company, various expenses required to maintain the company during the next twelve months and approximately $10,000 associated with the identification of a new mineral claim for a total estimate of outlay of funds of $58,052 less cash on hand as of February 28, 2015 of $5,447. Including the identification of a new mineral claim, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$4,725	Fees to the independent accountant for preparing the quarter and annual financial statements to be reviewed and examined by the independent accountants.
Audit	12,500	Review of the quarterly financial statements and examination of the annual financial statements.
Claim - mineral	10,000	To identify and obtain the mineral rights to a replacement claim for the Olympia Gold Claim.
Legal	5,000	Estimated legal expenses for the forthcoming year.
Edgar filing service fees	7,400	Engagement of Edgar service entity to file reports with the SEC; future Forms 10-K and 10-Q.
Office	1,000	General office supplies.
Transfer agent’s fees	2,400	Annual maintenance fee and preparation of share certificates and other documents periodically required.
Miscellaneous	1,000	Printing, photocopy and courier.
Estimated expenses	44,025
Payment to third parties	14,027
	58,052
Less: Cash	(5,447)	Cash as at February 28, 2015
Cash Requirements	$52,605

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

Results of Operations for the three and nine months ended February 28, 2015 and 2014.

The expenses incurred for the three and nine months ended February 28, 2015 and 2014 are shown as follows:

Expense	Three months ended Feb. 28, 2015	Three months ended Feb. 28, 2014	Nine months Ended Feb. 28, 2015	Nine months Ended Feb. 28, 2014

Accounting and audit	$3,550	$3,350	$13,675	$11,675
Amortization of prepaid expenses	2,226	-	6,678	-
Consulting	-	-	-	5,250
Edgarizing	750	797	2,576	796
Exploration expenses	-	5,650	2,150	25,109
Filing fees	-	2,800	764	3,050
Legal	-	4,000	2,170	7,000
Office	120	129	479	575
Transfer agent fees	1,040	1,085	14,710	1,849
Travel	-	709	585	1,272
Total	$7,686	$18,520	$43,787	$56,576

Liquidity and Capital Resources

As of February 28, 2015, the Company had cash of $5,447 and prepaid expense of $2,226, with outstanding debt to creditors of $89,814 including $75,787 owed to related parties representing a negative working capital of $82,141.

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

We need funds to stay in business and will have to investigate other avenues of raising funds. Several methods available to the Company are for our sole director and officer to advance the needed funds to the Company, in addition to the $75,000 he has already advanced, to meet its financial obligations over the next twelve months or to undertake a further issuance of shares. No decision in this regard has been made by management. If funds are not available the Company will have to cease operations and lose the rights to the minerals on a new mineral claim. The Company could seek out a business arrangement with another company whereby a percentage interest in the Olympia would be given in order for exploration work to be undertaken. No entity has been identified at this time and there is a strong possibility none will ever be identified.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Milestones We Must Achieve

The milestones we have achieved since inception and what we plan to achieve in the future are as follows:

1.	Incorporated a wholly owned subsidiary in the Dominican Republic and identified through our director the Olympia.

3.	Undertook two exploration programs on the Olympia wherein soil, rock and sediment samples were taken and analyzed by Acme Laboratories in Canada.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, which is our Chief Executive Officer/ Chief Accounting Officer, both being the same individual, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 28, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer/Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended February 28, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of February 28, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Mineria Y Exploraciones Olympia’ Registration Statement on Form S-1 filed on August 16, 2013, Registration No.333-190652)

3(ii)	By-laws (incorporated by reference from Mineria Y Exploraciones Olympia’ Registration Statement on Form S-1 filed on August 16, 2013, Registration No. 333-190652)

31.1	Certification of Chief Executive Officer/Chief Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer/Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

*	Filed herewith
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINERIA Y EXPLORACIONES OLYMPIA INC. (Registrant)

Date: April 10, 2015	By:	/s/ Francisco Antonio Jerez Garcia
Francisco Antonio Jerez Garcia
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President and Director

