Form 10-K
period 2015-05-31
Mineria Y Exploraciones Olympia, Inc.
filed 2015-08-20
CIK 1578305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-1960652

MINERIA Y EXPLORACIONES OLYMPIA, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0785773
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Calle San Pablo, No. 8, Bo. Buenos Aires Municipio Monsenor, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	809-223-2353

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐  Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, e very Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 18, 2015, the Registrant had 75,000,000 shares of common stock outstanding.

MINERIA Y EXPLORACIONES OLYMPIA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MAY 31, 2015

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

Our offices are located at Calle San Pablo, No. 8 Bo. Buenos Aires, Municipio Monsenor Novel, Dominican Republic and can be reached at 809-223-2353.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000 in non-convertible debt; or

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

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia located north of the city of Santo Domingo in the Dominican Republic. In order to determine if there existed any mineralization on the Olympia the subsidiary undertook ground exploration in the early part of 2013 and in February obtained a geological report authored by Hilario Santos Sosa, Professional Geologist. Based on these results the Company undertook a further sampling program in the fall of 2013. Unfortunately in September 2014, the Director of Mines for the Dominican Republic cancelled the Company’s interest in the mineral rights on the Olympia claim. Therefore, the Company has no further interest in the minerals on the Olympia claim.

Sadler Gibb & Associates, LLC have stated in their audit report dated August 18, 2015 that we might cease as a going concern. Their wording in their report is as follows:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has incurred accumulated losses since inception of $165,544, has a working capital deficit of $90,544 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”.

Our auditors believe there is substantial doubt that our Company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our Company. We are not producing any revenue and it might take years before we are able to develop a new mineral claim to a degree that it is able to produce revenue and ensure our future success. Therefore, we must seek other sources of funds in order for us to be a going concern. One way is to seek funds from new investors or to have our sole director and officer advance funds to us in addition to the funds he has already advanced to the Company being $75,000.

At the present time, the Company has no asset in which it can develop its future success but is attempting to identify a new mineral claim either in the Dominican Republic or elsewhere.

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

Our auditors, in their report dated August 18, 2015, have assumed the consolidated financial statements, included herein, have been prepared assuming our Company will continue as a going concern. They have indicated we will need additional working capital for our future development, including the exploration of the Olympia claim and for meeting our financial obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern. With an estimate of $33,907 required over the next twelve months and with cash on hand as at May 31, 2015 of $NIL there is not sufficient cash to meet our financial obligations over the next twelve months. Unless future funds can be raised we will have to cease operations.

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2012 and did not conduct any significant exploration activities on the Olympia prior to its loss. We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. We operations are not profitable and our net loss from inception to May 31, 2015 is $165,544. Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of a new mining claim.

Because we are small company, have limited capital and have no mineral claim at this time.

The possibility of development of and production from a new mineral claim depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are small company and do not have much capital. Without capital in the near future we might not be able to identify a new mineral claim in which we can explore and hopefully develop.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability a new mineral claim will not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect, such as a new mineral claim, ever having reserves is extremely remote, in all probability any new mineral claim we identify, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds in the near future, we may not have the capital to identify a new mineral claim.

Because our sole officer and director has other outside business activities and may not be in a position to devote a majority of his time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business unless we are undertaking an exploration program whereby his hours will increase during those months. As a consequence of the limited devotion of time to the affairs of the Company expected from our sole director and officer, our business may suffer. For example, because our officer and director has other outside business activities due to being a professional geologist who at times contacts his services to other exploration companies our future exploration activity on a new mineral claim may be sporadic or may be periodically interrupted or suspended.

Currency conversion control could adversely affect the Company’s operations and profitability.

The Company’s financial statements are reported in U.S. dollars. Accordingly, the Company’s value of our future assets and reporting of our operations may be adversely affected by negative changes in the exchange rate of the Dominican peso or other currencies against the U.S. dollar.

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

When a market develops for our shares, our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

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

The shares sold by our President as were registered under our effective registration statement, 25,000,000, if sold in the market all at once or at about the same time, could depress the market price.

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

ITEM 2. PROPERTIES.

Overview

Olympia Gold Claim

During the year the Company lost its rights to the minerals on the Olympia Gold Claim in the Dominican Republic. It is presently in search of another mineral property either in the Dominican Republic or elsewhere which it can explore and hopefully develop. It has not yet identified a mineral claim.

Competition

Mineria Y Exploraciones is a exploration stage company which has to compete with other companies searching for minerals in the Dominion Republic or elsewhere in the world and seeking financing for the development of their specific properties. Often, in not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and basically has no assets. These other mineral exploration companies might induce investors to consider their properties and not ours even if we identify a new mineral claim. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strap for funds and unable to do any worthwhile exploration work on the a new mineral claim. We might never be able to compete against these other companies and hence never bring an new mineral property into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from a new mineral property, materials to set up a camp if required and supplies including drill rigs.

Mineria Y Exploraciones’ Main Product

Mineria Y Exploraciones’ main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from a new mineral property once the claim has been explored. Since the property has not yet been identified it cannot be explored by us.

Exploration Facilities

Mineria Y Exploraciones has no plans to construct a mile or smelter on the new mineral claim yet to be identified until an ore body of reasonable worth is found; which might never happen. While in the exploration stage, the crew of workers will be housed in tent facilities or else in a town nearby. This will initially avoid building any structures either permanent or removable on a new mineral claim.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 24 hours a month to our operations but it is expected to increase as he searches for a new mineral claim. Being a professional geologist, Mr. Garcia will be active in overseeing the identification of a new mineral claim for the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART III

TEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

However, Rule 144 is not available for securities initially issued by a company that has either no or nominal operations and no or nominal assets (a “shell company”), whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

•	has ceased to be a shell company;

•	is subject to the Exchange Act reporting obligations;

•	has filed all required Exchange Act reports during the preceding twelve months; and

•	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

(the “Shell Company Conditions”)

At this time, management does not consider Mineria Y Exploraciones to be a shell company. The Company is actively exploring a mineral property in the Dominican Republic and therefore considers itself a non-shell company.

HOLDERS OF OUR COMMON STOCK

As of August 12, 2015, there were 41 registered holders of record of our common stock due to our sole director and officer selling 25,000,000 common shares under the Company’s effective registration statement.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia claim located north of the city of Santo Domingo in the Dominican Republic. Unfortunately in September 2014, the Company lost its rights to the minerals on the Olympia when the Director of Mines for the Dominican Republic cancelled them for no apparent reason. Numerous claims were cancelled at the same time without any reason given.

Our auditors believe there is substantial doubt that our company can continue as an on-going business for the next twelve months unless there is an addition injection of capital into our company. We did not producing any revenue from our former mineral claim, the Olympia, and it might take years before we are able to develop a new mineral claim to a degree that it is able to produce revenue and ensure our future success. Therefore, we must seek other sources of funds other than from the mineral claims in order for us to be a going concern. One way is to seek funds from new investors or to have our current director and officer advance additional funds to us; he has already advanced us $75,000.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of various expenses required to maintain the company during the next twelve months for a total estimate of outlay of funds of $33,907 less no cash on hand as of May 31, 2015. We will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$4,095	Fees to the accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	7,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Accounts payable	14,712	Accounts payable to non-arms length parties as at May 31, 2015
Edgar filing service fees	3,600	Engagement of Edgar service entity to file reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Estimated annual fee to maintain the Company in good standing in Nevada and for the issuance of shares.
Miscellaneous	1,500	Miscellaneous expenses
Cash Requirements	$33,907

No consideration has been given to the identification of a new mineral claim due to the uncertainty of the actual cost.

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

The functional currency which we use is considered to be US dollars.

Results of Operations for the Years Ended May 31, 2015 and 2014

For the year ended May 31, 2015, we had a net loss of $52,190. This represents a net loss of $0.00 per share for the period based on a weighted average number of shares outstanding of 75,000,000. Our net loss for the year ended May 31, 2014 was $64,520. These net losses are comprised of various expenses incurred with organizing the company and its wholly owned subsidiary, commissioning the geological report, exploration work undertaken on our former mineral claim, preparation of financial statements for submission to the independent accountants and general office expenses which can be broken down as follows:

Expense	Year ended May 31, 2015	Year ended May 31, 2014	Description

Accounting and audit	$16,825	$14,125	Preparation and review of financial statements.
Consulting	-	5,250	Preparation of the registration statement.
Edgarizing	3,308	1,626	Edgarizing Form 10-Qs
Exploration expenses	2,150	25,383	Undertaking exploration work on the Olympia Gold Claim.
Filing fees	764	3,050	Annual report of the director and officer as filed with the State of Nevada.
Legal	3,470	8,400	Property investigation and preparation of documents for the Company’s wholly owned subsidiary.
Office	524	765	Printing cost of maps of the Olympia claim.
Transfer agent fees	24,264	4,038	Fees paid to our transfer agent and changing transfer agents..
Travel	885	1,883	Travelling to Santo Domingo to meet with Department of Mines on several occasions

Total	$52,190	$64,520

The breakdown of expenses incurred between the parent and subsidiary companies for the year ended May 31, 2015 is as follows:

Expenses	Mineria Y Exploraciones Olympia, Inc	Consorcio de Mineria Y Exploraciones Olympia, SR	Total

Accounting and audit	$16,825	$-	$16,825
Edgarizing	3,308	-	3,308
Exploration of Olympia claim	-	2,150	2,150
Filing fees	764	-	764
Legal	-	3,470	3,470
Office	524	-	524
Transfer agent’s fees (*)	24,264	-	24,264
Travel	-	885	885

Total	$45,685	$6,505	$52,190

____________

(*) Increase is due to retainer $10,000 fee for new transfer agent from prior year being amortized during the current year and a cost $12,500 for making an application for DTC eligibility.

Liquidity and Capital Resources

As of May 31, 2015, the Company had cash of $NIL with amounts owed to unrelated third parties of $14,712 and to related parties of $75,832. The current shareholders’ deficiency is $90,544 whereas in the prior year there was a negative working capital of $38,354.

Our sole director and officer has made advances during the current year of $25,000 and during the prior year advanced $50,000 and paid out of pocket expenses on behalf of the Company in the amount of $310 and $522 for the years ended May 31, 2015 and 2014, respectively. These advances are on a demand basis and have no interest rate attached thereto.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Milestones We Have Achieved and Hope to Achieve

The milestones we have achieved since inception and to be achieved in the future are as follows:

1.	Incorporated a wholly owned subsidiary in the Dominican Republic and identified through our director the Olympia Gold Claim located north of the city of Santo Domingo in the Dominican Republic.

2.	Undertook an exploration program on the Olympia wherein soil, rock and sediment samples were taken and analyzed by Acme Laboratories in Canada.

3.	Analysis of Phase I of our exploration program on the Olympia has been completed and a geological report has been prepared on the samples assayed for mineralization. Based on these results our director extended the sampling program during the winter of 2013. This program cost $18,966.

4.	Completion of Phase II drilling program during the spring of 2015 will be at a cost of $65,752. This program will also include further ground sampling, comprising soil, rock and sediment samples in areas of the Olympia not previous explored.

5.	Acceptance of our registration statement with the Securities Commission on December 17, 2013.

6.	Consolidated financial statements for the year ended May 31, 2015 and 2014 have been completed and are a part of this Form 10-K.

7.	Filed all the necessary documents to allow our shares to be quoted on the OTC Bullet Board.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Mineria Y Exploraciones does not expect the adoption of any recent accounting pronouncements to have a materially impact on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as of May 31, 2015 and 2014;

3.	Consolidated Statements of Operations for the years ended May 31, 2015 and 2014;

4.	Consolidated Statement of Stockholders’ Deficiency for the years ended May 31, 2015 and 2014;

5.	Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014; and

6.	Notes to consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mineria Y Exploraciones Olympia, Inc.

We have audited the accompanying consolidated balance sheets of Mineria Y Exploraciones Olympia, Inc. (the Company) as of May 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mineria Y Exploraciones Olympia, Inc. as of May 31, 2015 and 2014, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has incurred accumulated losses since inception of $165,544, has a working capital deficit of $90,544 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 18, 2015

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014

ASSETS

CURRENT ASSETS

Cash	$-	$14,718
Prepaid expense	-	8,904

Total Current Assets	-	23,622

TOTAL ASSETS	$-	$23,622

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$14,712	$11,454
Advances from related parties	75,832	50,522

Total Current Liabilities	90,544	61,976

STOCKHOLDERS’ DEFICIENCY

Common stock
550,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(165,544)	(113,354)

Total Stockholders’ Deficiency	(90,544)	(38,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$23,622

The accompanying notes are an integral part of these consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended May 31, 2015	For the year ended May 31, 2014

REVENUES	$-	$-

EXPENSES

Exploration costs	2,150	25,383
General and administrative expenses	50,040	39,137

NET LOSS	$(52,190)	$(64,520)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Shares	Stock Amount	Accumulated Deficit	Total

Balance as of June 1, 2013	75,000,000	75,000	(48,834)	26,166

Net loss for the year ended May 31, 2014	-	-	(64,520)	(64,520)

Balance as of May 31, 2014	75,000,000	75,000	(113,354)	(38,354)

Net loss for the year ended May 31, 2015	-	75,000	(52,190)	(52,190)

Balance as of May 31, 2015	75,000,000	75,000	$(165,544)	$(90,544)

The accompanying notes are an integral part of these consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2015	For the Year Ended May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(52,190)	$(64,520)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by related parties	310	522
Changes in operating assets and liabilities:
Prepaid expense	8,904	(8,904)
Accounts payable	3,258	11,454

Net Cash Used in Operating Activities	(39,718)	(61,448)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	25,000	50,000

Net Cash Provided by Financing Activities	25,000	50,000

Net Increase (Decrease) in Cash	(14,718)	(11,448)

Cash at Beginning of Period	14,718	26,166

CASH AT END OF PERIOD	$-	$14,718

The accompanying notes are an integral part of these consolidated financial statements.

MINERIA Y EXPLORACTIONES OLYMPIA, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at May 31, 2015 and 2014.

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

On August 28, 2012, the Company acquired the Olympia Gold Claim located in the Dominican Republic for $13,000.

The Olympia Gold Claimconsisted of 3,315 (Three Thousand Three Hundred and Fifteen Mining Hectares) or 8,191 acres, located in the province of San Jose de Ocoa, municipality of San Jose de Ocoa, in the Southwestern region of the country, at about 112 kilometers from the city of Santo Domingo, capital of the Dominican Republic. During the year the Director of Mines for the Dominican Republic cancelled the rights to the minerals on the Olympia Gold Claim resulting in the Company no longer having any interest in the minerals thereon.

The Company determined indicators of impairment existed at May 31, 2014, and based on its cash flows assessment on that date, determined an impairment loss should be recorded in the amount of $13,000.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended May 31, 2015 and 2014, the Company’s sole director paid $310 and $522, respectively, for operating expenses on behalf of the Company and made advances of $25,000 and $50,000, respectively, to the Company. The Company also paid $2,150 and $5,650 during the years ended May 31, 2015 and 2014, respectively, to the CEO for work performed related to mining claim applications, mapping and recording. Total advances from related parties were $75,832 as of May 31, 2015 and $50,522 as of May 31, 2014. These amounts are non-interest bearing and payable on demand.

5.	COMMON STOCK

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

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2015	May 31, 2014

Net loss Net loss before income taxes	$(52,190)	$(64,520)
Income tax rate	34%	34%
Income tax recovery	(17,745)	(21,937)
Non-deductible	-
Valuation allowance change	17,745	21,937

Provision for income taxes	$–	$-

The significant components of deferred income tax assets at May 31, 2015 and 2014 are as follows:

	May 31, 2015	May 31, 2014

Net operating loss carry-forward	56,285	$38,540
Valuation allowance	(56,285)	(38,540)

Net deferred income tax asset	$-	$–

As of May 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended May 31, 2015 and 2014, and no interest or penalties have been accrued as of May 31, 2015 and 2014. As of May 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company’s net operating loss carry-forward of $165,544 will expire between 2033 and 2035.

The tax years from 2013 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

7.	GOING CONCERN

The Company has incurred accumulated losses since inception of $165,544, has a working capital deficit of $90,544 and will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director’s advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2015 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2015, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of May 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Our independent accountants have stated in their report dated August 18, 2015 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Francisco Antonio Jerez Garcia	43	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

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

30

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

Name and Principal Position	Number of Late InsiderReports	Transactions Not Timely Reported	Known Failures to File a Required Form

Francisco Antonio Jerez Garcia CEO, CFO, CAO and President	None	None	None

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

In light of our limited capital, our executive officer receives no cash compensation for serving the Company.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer, Mr. Garcia, during the past periods ended May 31.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation		Total

Francisco A. J. Garcia	2012	0	0	$0		0
Chief Executive Officer	2013	0	0	0		0
	2014	0	0	5,650	(i)	0
	2015	0	0	2,150	(ii)	0

(i)	As a professional geologist Mr. Garcia charged $5,650 for mapping and recording data on the Olympia claim.

(ii)	Similar charges were incurred as in 2014.

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

Compensation of Our Sole Director

Currently, Mr. Garcia receives no compensation for serving as such other than the $5,650 in 2014 and $2,150 in 2015 mentioned above for mapping and recording data on the Olympia claim. We may reconsider this policy if and when we appoint or elect other individuals as directors.

Principal Shareholders

The following table presents certain information regarding the beneficial ownership of all shares of common stock at May 31, 2015 for executive officer and director of our Company. The percentage ownership shown in such table is based upon the 75,000,000 common shares issued and outstanding. There are no options or warrants to acquire our common stock outstanding.

Name	Common Shares Owned	Percentage
Francisco Antonio Jerez Garcia Calle San Pablo, No. 8 Bo. Buenos Aires Municipio Monsenor Novel Dominican Republic	50,000,000	66.7%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 18, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Francisco Antonio Jerez Garcia Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	50,000,00 (Direct)	66.7%

Common Stock	All Officers and Directors as a Group (1 persons)	50,000,000 (Direct)	66,7%
Security Ownership of Certain Beneficial Owners
Common Stock	Francisco Antonio Jerez Garcia Chief Executive Officer, President and Director	50,000,000 (Direct)	66.7%

Notes:

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2013. As of August 18, 2015, there were 75,000,000 shares of our common stock issued and outstanding. Mr. Garcia is deemed to be underwriter of the Company.

Change in Control

There are no arrangements which may result in a change in control in the future.

Holders of Common shares

As of the date of this Form 10-K the Company had 41 shareholders including our sole officer and director. The number of shares held by the officer and director is 50,000,000 common shares.

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

Board Committees

The Audit Committee

We have an Audit Committee whose only member consists of Francisco Antonio Jerez Garcia, our Chief Executive Officer, Chief Financial Officer who is not independent. Further, he cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

Apart from the Audit Committee, we have no other Board Committees. Since inception, our Board has conducted its business entirely by consent resolutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Related Party Transactions

We have not entered into any transaction involving Mr. Garcia or any entity controlled by him.

Under our effective registration statement our sole director and officer was able to sell 25,000,000 common shares leaving him with a balance of 50,000,000 common shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended May 31, 2015		Year Ended May 31, 2014
Audit Fees		$12,600		$9,200
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$12,600		$9,200

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

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

MINERIA Y EXPLORACIONES OLYMPIA, INC. (Registrant)

Date: August 18, 2015	By	/s/“FRANCISCO ANTONIO JEREZ GARCIA”
Francisco Antonio Jerez Garcia
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: August 18, 2015	By	/s/“FRANCISCO ANTONIO JEREZ GARCIA”
Francisco Antonio Jerez Garcia
Chief Executive Officer, Chief Accounting Officer, President and Director

