Form 10-Q
period 2015-08-31
Mineria Y Exploraciones Olympia, Inc.
filed 2015-10-01
CIK 1578305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2015

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

September 30, 2015: 75,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Mineria Y Exploraciones Olympia, Inc. and Subsidiary at August 31, 2015 (with comparative figures as at May 31, 2015) and the condensed consolidated statements of operations and cash flows for the three months ended August 31, 2015 and 2014, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that can be expected for the year ended May 31, 2016.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2015	May 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$17,429	$14,712
Advances from related parties	83,753	75,832

Total Current Liabilities	101,182	90,544

STOCKHOLDERS’ DEFICIENCY

Common stock
550,000,000 shares authorized, at $0.001 par value;
75,000,000 shares issued and outstanding	75,000	75,000
Accumulated deficit	(176,182)	(165,544)

Total Stockholders’ Deficiency	(101,182)	(90,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended August 31, 2015	For the three months ended August 31, 2014

REVENUES	$-	$-

EXPENSES

General and administrative expenses	10,638	27,114

NET LOSS	$(10,638)	$(27,114)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINERIA Y EXPLORACIONES OLYMPIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended August 31, 2015	For the three months ended August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,638)	$(27,114)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties	7,921	97
Changes in operating assets and liabilities:
Prepaid expense	-	2,226
Accounts payable	2,717	2,827

Net Cash Used in Operating Activities	-	(21,964)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	25,000

Net Cash Provided by Financing Activities	-	25,000

Net Increase in Cash	-	3,036

Cash at Beginning of Period	-	14,718

CASH AT END OF PERIOD	$-	$17,754

The accompanying notes are an integral part of these condensed consolidated financial statements

MINERIA Y EXPLORACTIONES OLYMPIA, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

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

The interim financial statements for the three months ended August 31, 2015 and 2014 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements for the year ended May 31, 2015, as filed with the SEC.

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

Basic and Diluted Net Loss per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no common stock equivalents at August 31, 2015 and 2014.

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

Environmental Requirements

At the report date environmental requirements related to an unknown mineral claim to be acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

3.	SIGNIFICANT TRANACTIONS WITH RELATED PARTIES

During the three months ended August 31, 2015 and 2014, the Company’s sole director paid $7,921 and $97, respectively, for operating expenses, on behalf of the Company. Total advances from related party were $83,753 as of August 31, 2015 and $75,832 as of May 31, 2015. These amounts are non-interest bearing and payable on demand.

4.	GOING CONCERN

The Company has incurred accumulated losses since inception of $176,182, has a working capital deficit of $101,182 and will need additional working capital to accomplish its intended purpose of exploring its future mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director’s advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

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

We shall continue to be deemed an emerging growth company until the earliest of -

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

Mineria Y Exploraciones Olympia, Inc. was incorporated on August 22, 2012 under the laws of the State of Nevada and is currently in good standing with the Secretary of State. On September 2, 2012 the Company incorporated a wholly owned subsidiary in the Dominican Republic named Consorcio de Mineria & Exloraciones Olympia, SR. Though its subsidiary the Company acquired the mineral rights to the Olympia located north of the city of Santo Domingo in the Dominican Republic. In order to determine if there existed any mineralization on the Olympia the subsidiary undertook ground exploration in the early part of 2013 and in February obtained a geological report authored by Hilario Santos Sosa, Professional Geologist. Based on these results the Company undertook a further sampling program in the fall of 2013. During the year ended May 31, 2015, the Director of Mines for the Dominican Republic cancelled the Company’s interest in the minerals located on the Olympia resulting in the Company having no further interest in the minerals thereon. Nevertheless, the Company is seeking to locate another mineral claim either in the Dominican Republic or another jurisdiction.

Sadler, Gibb & Associates, Inc. has stated in their audit report dated August 18, 2015 there is substantial doubt about our ability to continue as a going concern. The wording in their report is as follows:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has incurred accumulated losses since inception of $165,544, has a working capital deficit of $90,544 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

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

Employees

As of the date of this Form 10-Q, we have no employees other than our executive officer and director, who devotes approximately twenty four hours per month to our operations.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses continuing to be a reporting company, various expenses required to maintain the Company during the next twelve months and approximately $10,000 associated with the identification of a new mineral claim for a total estimate of outlay of funds of $61,454 with no offsetting cash on hand to reduce the amount needed. Including the identification of a new mineral claim, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$4,725	Fees to the independent accountant for preparing the quarter and annual financial statements to be reviewed and examined by the independent accountants.
Audit	12,500	Review of the quarterly financial statements and examination of the annual financial statements.
Claim - mineral	10,000	To identify and obtain the mineral rights to a replacement claim for the Olympia Gold Claim.
Legal	5,000	Estimated legal expenses for the forthcoming year.
Edgar filing service fees	7,400	Engagement of Edgar service entity to file reports with the SEC; future Forms 10-K and 10-Q.
Office	1,000	General office supplies.
Transfer agent’s fees	2,400	Annual maintenance fee and preparation of share certificates and other documents periodically required.
Miscellaneous	1,000	Printing, photocopy and courier.
Estimated expenses	44,025
Payment to third parties	17,429	As of August 31, 2015
Cash Requirements	$61,454

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

Results of Operations for the three months ended August 31, 2015 and 2014.

The expenses incurred for the three months ended August 31, 2015 and 2014 are shown as follows:

Expense	Three months ended August 31, 2015	Three months ended August 31, 2014

Accounting and audit	$7,075	$6,575
Edgarizing	885	1,013
Filing fees	764	764
Legal	-	2,170
Office	314	311
Transfer agent fees	1,600	15,696
Travel	-	585
Total	$10,638	$27,114

Liquidity and Capital Resources

As of August 31, 2015, the Company had no cash, with outstanding debt to creditors of $101,182 including $83,753 owed to related parties representing a negative working capital of $101,182.

We have previously indicated that there is substantial doubt about our ability to continue as a going concern since we will require additional working capital to undertake our planned objectives. At the present time, we do not have adequate funds to meet our financial obligations over the next twelve months and to undertake further exploration work on the Olympia.

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

4.	The Company became a reporting company on December 17, 2013.

5.	Consolidated financial statements for various periods required to be filed with the SEC by a reporting company.

6.	The Company has now obtained a quotation on the OTC Bulletin Board.

7.	To seek out and acquire a new mineral claim to replace the Olympic claim.

Risk Associated with other mineral claims identified in the future.

Our Company is aware of certain risk associated with any new mineral claim it will acquire in the near future:

Money spent on the Olympia has been lost with the cancellation of the mineral rights to the claim. No reason was given for the cancellation by the Director of Mines for the Dominican Republic.

In the future any new mineral property acquired by the Company might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on a new mineral claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals. For example, between 2013 and 2015 international gold prices have decreased in value significantly and there is no certainty that they will again rise to their previous prices.

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

Rule 144 Shares

Since selling 25,000,000 common shares registered under the registration statement, Mr. Garcia may sell under Rule 144 the remaining 50,000,000 common shares he has so long as he adheres to the requirements of Rule 144. The requirements are as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, which is our Chief Executive Officer/ Chief Accounting Officer, both being the same individual, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer/Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended August 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any legal proceedings.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans, (d) our anticipated needs for working capital and (e) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q. These statements may be found under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended May 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

During the previous year, the Company was advised by the Director of Mining for the Dominican Republic that its mineral rights to the Olympia claim had been cancelled. Therefore the Company has not further rights to the minerals on the Olympia.

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

MINERIA Y EXPLORACIONES OLYMPIA INC.
(Registrant)

Date: September 30, 2015	“Francisco Antonio Jerez Garcia”
FRANCISCO ANTONIO JEREZ GARCIA Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President and Director

