Form 10-Q
period 2015-11-30
XLI Technologies, Inc.
filed 2016-01-25
CIK 1578305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from: _______________

Commission File Number 333-190652

XLI TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0785773
(State of incorporation)	(I.R.S. Employer Identification No.)

6795 Edmond St., 3rd Floor

Las Vegas, NV 89118

(Address of principal executive offices)

(424) 653-0120

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of January 15, 2016, there were 105,500,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

XLI TECHNOLOGIES, INC.

2

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of XLI Technologies, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "XLIT," or XLI Technologies, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Financial Statements

November 30, 2015

4

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Balance Sheets

	November 30, 2015	May 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	8,375	40,023
Deposits	-	65,005
Inventory	167,323	-
Total Assets	175,698	105,028

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	42,896	–
Due to related party	--	30,000
Loans payable	326,152	75,000
Total Liabilities	369,048	105,000

COMMITMENTS AND CONTINENCIES	-	-

Shareholders' Equity (Deficit)
Common shares; 700,000,000 shares authorized; par value $.001; 100,000,000 shares and 75,000,000 shares issued and outstanding at November 30, 2015 and May 31, 2015, respectively	100,000	75,000
Additional paid-in capital	(115,658)	(74,960)
Subscription payable	50,000	-
Accumulated deficit	(227,692)	(12)
Total Shareholders' Equity (Deficit)	(193,350)	28

Total Liabilities and Shareholders' Equity (Deficit)	175,698	105,028

(The accompanying notes are an integral part of these condensed consolidated financial statements)

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended November 30, 2015	For the six months ended November 30, 2015
	$	$

Revenue	10,000	10,000
Cost of goods sold	(3,010)	(3,010)

Gross profit	6,990	6,990

Operating Expenses
General and administrative	115,835	209,418
Total Operating Expenses	115,835	209,418

Net loss from operations	(108,845)	(202,428)

Other expenses
Interest expense	(5,252)	(25,252)

Net loss	(114,097)	(227,680)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	58,791,209	41,803,279

(The accompanying notes are an integral part of these condensed consolidated financial statements)

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Statements of Cash Flows

(unaudited)

For the six months ended November 30, 2015
$
Operating Activities
Net loss	(227,680)

Changes in operating assets and liabilities:
Deposits	65,005
Inventory	(167,323)
Accounts payable and accrued liabilities	27,198

Net cash used in operating activities	(302,800)

Financing Activities
Proceeds from issuance of loans payable	301,152
Payments to related parties	(30,000)

Net cash provided by financing activities	271,152

Increase (decrease) in cash	(31,648)

Cash, beginning of period	40,023

Cash, end of period	8,375

Supplemental disclosures:
Interest paid	–
Income taxes paid	–

Noncash Investing and financing activities

Net liabilities assumed in share exchange agreement	15,698

(The accompanying notes are an integral part of these condensed consolidated financial statements)

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Operations and Continuance of Business

XLI Technologies, Inc. (formerly Mineria Y Exploraciones Olympia, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on August 22, 2012 for the purpose of acquiring and developing mineral properties. On October 20, 2015, the Company entered into a share exchange agreement with Bosch International, LLC ("Bosch LLC"), a company incorporated in the State of Nevada on May 7, 2015 for the purpose of the purchase and sale of light sheets which are used in the film and production industry. As part of the share exchange agreement, the Company acquired 100% of the members' interest of Bosch LLC in exchange for 25,000,000 restricted common shares of the Company. As part of the acquisition, the members of Bosch acquired 50,000,000 common shares of the Company in a private transaction with the former CEO and Director of the Company, and one of the members of Bosch became the sole officer and director of the Company. As a result, the members of Bosch LLC held 75,000,000 common shares of the 100,000,000 common shares of the Company, and the acquisition was treated as a reverse merger where by Bosch LLC is considered the accounting acquirer.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations from the sale of light sheets. At November 30, 2015, the Company has recorded minimal revenues of $10,000, has a working capital deficit of $193,350, and an accumulated deficit of $227,692. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is May 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies (continued)

c)	Interim Condensed Financial Statements

These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, inventory, accounts payable and accrued liabilities, amounts due to related parties, and loans payable. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and May 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies (continued)

g)	Revenue Recognition

The Company recognizes and accounts for revenue of the sale of light sheets in accordance with ASC 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer, and collection is reasonably assured.

h)	Inventory

Inventory is comprised of light sheets and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

i)	Concentrations

In November 2015, the Company entered into two distribution license rights agreements with an entity in which the managing member owns a minority interest, where the Company obtained exclusive and non-exclusive license rights related to the distribution of light sheets in Canada and the United States. The license provides the Company's sole supplier of light sheets to be distributed in the United States for movie theatres and cinema companies, as well as select companies in the automotive industry.

j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Inventory

As at November 30, 2015, the Company had acquired inventory with a cost of $167,323 (May 31, 2015 - $0). This inventory is classified as finished goods as it is ready to sell to third parties.

4. Loan Payable

a)

On May 26, 2015, the Company entered into an agreement whereby it sold future receivables in exchange for $250,000. Per the terms of the agreement, the Company would repay the $250,000 plus 10% of the principal balance, for a total repayment of $275,000. The amounts are to be repaid from future sales. As of November 30, 2015, the Company had received $250,000 (May 31, 2015 - $75,000) pursuant to this agreement.

b)

As of November 30, 2015, the Company owed $126,152 (May 31, 2015 - $nil) to a non-related company for loans. The amounts owing are unsecured, bear interest at 10% per annum, and are due on demand. At November 30, 2015, accrued interest of $5,252 (May 31, 2015 - $nil) is owing on the loans payable.

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

5. Stockholders' Equity

Subscription payable

Prior to the October 21, 2015 share exchange agreement, the Company received $50,000 for 1% of the Member interests of Bosch International LLC. As of January 20, 2016, no interests, or common shares, have been issued related to this investment agreement.

Common Stock

Issued and outstanding: 100,000,000 common shares

a)

On May 8, 2015, the Company issued 100 member interests to the President and Director of the Company for proceeds of $40. On October 21, 2015, the Company completed a share exchange agreement whereby the 100 member interests of Bosch International LLC were converted into common shares of the Company at a rate of 250,000 common shares per member interest, resulting in the issuance of 25,000,000 common shares.

b)	On December 22, 2015, the Company's board of directors resolved to increase in the Company's authorized common shares to 700,000,000, from 550,000,000.

Preferred Stock

On December 22, 2015, the Company's board of directors resolved to authorize 100,000,000 shares of preferred stock, with a par value of $.001.

6. Related Party Transactions

a)	During the period ended November 30, 2015, the Company paid back a $30,000 loan to its CEO.

b)

During the three months ended November 30, 2015, the CEO paid accounts payable on behalf of the Company, in the amount of $15,910 (2015 - $nil). Amounts owed to the CEO are unsecured, non-interest bearing, and due on demand.

7. Subsequent Events

a)	On December 1, 2015, the Company issued 5,500,000 common shares to a non-related party with respect to a sponsorship agreement.

b)

On December 3, 2015, the Company entered into a convertible promissory note agreement with a non-related party for proceeds of $250,000. Under the terms of the convertible promissory note, the amount owing is unsecured, bears interest at 12% per annum, and is due on September 3, 2016. The note is convertible into common shares of the Company at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion; or (ii) a 40% discount to the lowest trading price during the previous twenty trading days before the date that the convertible promissory note was executed. As part of the convertible promissory note, the Company paid a finder's fee of $25,000.

c)	On December 28, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with XLI Technologies, Inc., financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended May 30, 2015, filed with the SEC on August 20, 2015.

Results of Operations

Three Months Ended November 30, 2015

During the three months ended November 30, 2015, the Company recorded revenues of $10,000 related to the sale of light sheets, and cost of goods sold of $3,010. The Company also incurred general and operating expenditures of $115,835 during the three months ended November 30, 2015. The increase in general and operating expenditure was due to an increase in consulting and operating costs as the Company increased its operating activity during the current period.

In addition to operating expenditures, the Company also recorded interest expense of $5,252 related to its interest bearing debt. For the three months ended November 30, 2015, the Company incurred a net loss of $114,097.

Since the Company's inception was May 7, 2015, there is no prior comparable three month period.

Six Months Ended November 30, 2015

During the six months ended November 30, 2015, the Company recorded revenues of $10,000 related to the sale of light sheets, and cost of goods sold of $3,010. The Company also incurred general and operating expenditures of $209,418 relating to management and consulting fees, and professional fees related to the Company's SEC filings and for the reverse takeover transaction that occurred on October 21, 2015.

In addition to operating expenditures, the Company also recorded interest expense of $25,252 related to its interest bearing debt. For the six months ended November 30, 2015, the Company incurred a net loss of $227,680.

Since the Company's inception was May 7, 2015, there is no prior comparable six month period.

Liquidity and Capital Resources

At November 30, 2015, the Company had assets of $175,698 compared to $105,028 at May 31, 2015. The increase in total assets was due to an increase in inventory of light sheets of $102,318, offset by a decrease in cash of $31,648 as the Company had operating expenditures that were greater than the rate of proceeds of financing.

The Company had total liabilities of $369,048 at November 30, 2015 compared to $105,000 at May 31, 2015. The increase in total liabilities was due to an increase in loans payable of $251,152 which was mainly used for the purchasing of the light sheets for future sales and for general and operating expenditures. In addition, the Company had accounts payable and accrued liabilities of $42,896 related to unpaid professional fees and accrued interest on the loans payable.

At November 30, 2015, the Company had a working capital deficit of $193,350 compared to working capital of $28 at May 31, 2015. The decrease in working capital is based on the fact that the Company used proceeds from short-term financing to pay outstanding operating expenses as they became due.

Cash Flow from Operating Activities

During the six months ended November 30, 2015, the Company used $302,800 of cash for operating activities related primarily to the purchase of inventory for future light sheet sales and for the payment of outstanding operating costs as they became due.

Cash Flow from Investing Activities

During the six months ended November 30, 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended November 30, 2015, the Company received proceeds of $271,152 from financing activities comprised of $301,152 of proceeds from loans payable offset by the repayment of $30,000 to the President and Director of the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, there is substantial doubt of our ability to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2015 as the Company has no formal segregation of duties given it has a sole officer and director and the Company does not have a formal audit committee to provide the necessary oversight over the Company's management and operations.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

Presently, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On October 21, 2015, the Company issued 25,000,000 restricted shares of common stock per the terms of the Share Exchange Agreement with Bosch International LLC.

2. Subsequent Issuances:

On December 1, 2015, the Company issued 5,500,000 restricted shares of common stock per the terms of a Sponsorship Agreement with RMF Empire Inc.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

Quarterly Events:

On October 14, 2015, Mr. Francisco Antonio Jerez Garcia, our founder, and Mr. James Schramm entered into a Stock Purchase Agreement (the "Purchase Agreement"), pursuant to which Mr. Garcia agreed to sell to Mr. Schramm 50,000,000 shares of common stock of the Company owned at the time by Mr. Garcia (the "Shares") in exchange for Twenty Thousand Dollars ($20,000) (the "Purchase Price").

On October 21, 2015, the Company entered into a Share Exchange Agreement ("Share Exchange") with Bosch International, LLC, a Nevada limited liability company ("Bosch"), whereby the Company acquired 100% of the issued and outstanding membership interest of Bosch, in exchange for Twenty-Five Million Restricted shares of the Company's common stock.

On October 22, 2015, our board of directors approved an Agreement and Plan of Merger (the "Merger Agreement") to merge with and into our wholly-owned subsidiary XLI Technologies, Inc. ("XLI"), a Nevada corporation, to effect a name change from Mineria y Exploraciones Olympia, Inc. to XLI Technologies, Inc. XLI was formed solely for the change of name. Also on October 22, 2015, the Company entered into the Merger Agreement with XLI. As such, the Company filed Articles of Merger ("Merger Articles") with the Nevada Secretary of State. As a result, the Company has changed its name from Mineria Y Exploraciones Olympia, Inc. to XLI Technologies, Inc. The name change was made effective by FINRA on December 2, 2015.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

2.01	Share Exchange Agreement by and among the Company, Bosch International, LLC and the members of Bosch International, LLC dated October 20, 2015	Filed with the SEC on August 16, 2013 as part of our Registration Statement on Form S-1.

2.02	Agreement and Plan of Merger by and between the Company and its wholly owned subsidiary XLI Technologies, Inc. dated October 22, 2015	Filed with the SEC on October 23, 2015 as part of our Current Report on Form 8-K.

3.01a	Articles of Incorporation	Filed with the SEC on August 16, 2013 as part of our Registration Statement on Form S-1.

3.01b	Articles of Merger	Filed with the SEC on October 23, 2015 as part of our Current Report on Form 8-K.

3.02	Bylaws	Filed with the SEC on August 16, 2013 as part of our Registration Statement on Form S-1.

10.01	Strategic Alliance Agreement by and among the Company, Bosch International, LLC and Bosch Technologies, LLC	Filed with the SEC on December 1, 2015 as part of our Current Report on Form 8-K.

10.02	Strategic Alliance Agreement by and among the Company, Bosch International, LLC and Bosch Technologies, LLC	Filed with the SEC on December 2, 2015 as part of our Current Report on Form 8-K.

10.03	Sponsorship Agreement between Bosch International, LLC and RMF Empire Inc. dated December 1, 2015	Filed with the SEC on December 11, 2015 as part of our current report on Form 8-K.

10.04	Convertible Promissory Note between XLI Technologies, Inc. and JSJ Investments Inc. dated December 3, 2015	Filed with the SEC on December 11, 2015 as part of our Current Report on Form 8-K.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

________________________

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLI Technologies, Inc.

Date: January 22, 2016	By:	/s/ James Schramm
	Name:	James Schramm
	Title:	CEO, CFO, Chief Financial Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 22, 2016	By:	/s/ James Schramm
	Name:	James Schramm
	Title:	CEO, CFO, Chief Financial Officer & Director

