Form 10-Q
period 2016-02-29
XLI Technologies, Inc.
filed 2016-04-22
CIK 1578305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

Commission File Number: 000-55118

XLI Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	30-0785773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6795 Edmond St., 3rd Floor, Las Vegas, NV 89118	89118
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (424) 653-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock of the registrant: 40,500,000 outstanding as of April 18, 2016.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Financial Statements

February 29, 2016

XLI TECHNOLOGIES, INC.
(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Balance Sheets

	February 29, 2016	May 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	3,490	40,023
Prepaid expenses	10,000	–
Deferred financing costs	49,524	–
Deposits	–	65,005
Inventory	215,675	–

Total Assets	278,689	105,028

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	72,094	–
Due to related party	56,195	30,000
Loans payable	306,152	75,000
Convertible debentures, net of discount of $512,220 and $nil, respectively	280	–
Derivative liability	1,872,150	–

Total Liabilities	2,306,871	105,000

Shareholders' Equity (Deficit)
Series A Preferred Stock
Authorized: 100,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil Series A preferred shares	–	–
Series B Preferred Stock
Authorized: 4,700,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil Series B preferred shares	–	–
Common Stock
Authorized: 700,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 40,500,000 and 75,000,000 shares, respectively	40,500	75,000
Additional paid-in capital	5,883,842	(74,960)
Subscription payable	50,000	–
Accumulated deficit	(8,002,524)	(12)

Total Shareholders' Equity (Deficit)	(2,028,182)	28

Total Liabilities and Shareholders' Equity (Deficit)	278,689	105,028

(The accompanying notes are an integral part of these condensed consolidated financial statements)

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended February 29, 2016	For the nine months ended February 29, 2016
	$	$

Revenue	–	10,000
Cost of goods sold	–	(3,010)

Gross Profit	–	6,990

Operating Expenses
General and administrative	6,375,477	6,584,895

Total Operating Expenses	6,375,477	6,584,895

Net Loss from Operations	(6,375,477)	(6,577,905)

Other Expenses
Interest expense	27,205	52,457
Loss on change in fair value of derivative liability	1,372,150	1,372,150

Total Other Expenses	1,399,355	1,424,607

Net Loss	(7,774,832)	(8,002,512)

Net loss per share, basic and diluted	(0.14)	(0.17)

Weighted average number of shares outstanding	55,500,000	46,352,190

(The accompanying notes are an integral part of these condensed consolidated financial statements)

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Condensed Consolidated Statements of Cash Flows

(unaudited)

For the nine months ended February 29, 2016
$
Operating Activities
Net loss	(8,002,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	280
Amortization of deferred financing costs	15,476
Expenses paid by related party	15,910
Loss on change in fair value of derivative liability	1,372,150
Shares issued for services	5,940,000

Changes in operating assets and liabilities:
Prepaid expenses	(10,000)
Deposits	65,005
Inventory	(215,675)
Accounts payable and accrued liabilities	56,396

Net cash used in operating activities	(762,970)

Financing Activities
Proceeds from convertible debentures, net of financing costs	435,000
Proceeds from issuance of loans payable	251,152
Proceeds from the issuance of subscription payable	50,000
Proceeds from related parties	109,785
Repayment of loans payable	(20,000)
Repayments to related parties	(99,500)

Net cash provided by financing activities	726,437

Decrease in cash	(36,533)

Cash, beginning of period	40,023

Cash, end of period	3,490

Supplemental disclosures:
Interest paid	–
Income taxes paid	–

Non-cash investing and financing activities
Debt discount due to beneficial conversion feature	512,500
Deferred financing costs	(65,000)
Inital derivative liability	(2,245,184)
Net liabilities assumed in share exchange agreement	15,698
Original issue discount on convertible debenture	(12,500)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Operations and Continuance of Business

XLI Technologies Inc. (formerly Mineria Y Exploraciones Olympia, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on August 22, 2012 for the purpose of acquiring and developing mineral properties. On October 20, 2015, the Company entered into a share exchange agreement with Bosch International, LLC ("Bosch LLC"), a company incorporated in the State of Nevada on May 7, 2015 for the purpose of the purchase and sale of light sheets which are used in the film and production industry. As part of the share exchange agreement, the Company acquired 100% of the members' interest of Bosch LLC in exchange for 25,000,000 restricted common shares of the Company. As part of the acquisition, the sole member of Bosch acquired 50,000,000 common shares of the Company in a private transaction with the former CEO and Director of the Company, and he became the sole officer and director of the Company. As a result, the sole member of Bosch LLC held 75,000,000 common shares of the 100,000,000 common shares of the Company, and the acquisition was treated as a reverse merger where by Bosch LLC is considered the accounting acquirer.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations from the sale of light sheets. At February 29, 2016, the Company has recorded minimal revenues of $10,000, has a working capital deficit of $2,028,182, and an accumulated deficit of $8,002,524. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

These condensed consolidated financial statements for the periods ended February 29, 2016 and May 31, 2015 include the accounts of the Company, and Bosch International, LLC, the Company's wholly owned subsidiary . All intercompany transactions and balances have been eliminated on consolidation.

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is May 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of convertible debentures, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company's financial instruments consist principally of cash, inventory, accounts payable and accrued liabilities, amounts due to related parties, loans payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2016 and May 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In October 2015, the Company entered into a license agreement whereby the Company obtained exclusive and non-exclusive license rights related to the distribution of light sheets in Canada and the United States. The license provides the Company's sole supplier of light sheets to be distributed in the United States for movie theatres and cinema companies.

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

k)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 29, 2016, the Company had 1,996,528 (May 31, 2015 – nil) potentially dilutive common shares from outstanding convertible debentures.

l)	Recent Accounting Pronouncements

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

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

3. Inventory

As at February 29, 2016, the Company had acquired inventory with a cost of $215,675 (May 31, 2015 - $65,005). This inventory is classified as finished goods as it is ready to sell to third parties.

4. Deferred Financing Costs

During the period ended February 29, 2016, the Company incurred $65,000 (May 31, 2015 – $nil) in legal and finders' fees in relation to the issuance of convertible debentures. These amounts have been deferred and amortized straight-line over the term of the convertible debentures. As at February 29, 2016, the Company amortized $15,476 of the deferred financing costs which has been included in interest expense. As at February 29, 2016, the carrying value of the deferred financing costs was $49,524 (May 31, 2015 - $nil).

5. Loan Payable

a)

On May 26, 2015, the Company entered into an agreement whereby it sold future receivables in exchange for $250,000. Per the terms of the agreement, the Company would repay the $250,000 plus 10% of the principal balance, for a total repayment of $275,000. As of February 29, 2016, the Company had received $250,000 (May 31, 2015 - $75,000) pursuant to this agreement.

b)

During the period ended February 29, 2016, the Company owed $56,152 (May 31, 2015 - $nil) to a non-related company for loans. The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. At February 29, 2016, accrued interest of $1,822 (May 31, 2015 - $nil) is owing on the loans payable.

6. Convertible Debentures

a)

On December 3, 2015, the Company entered into a $250,000 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on September 3, 2016. The note is convertible into shares of common stock 180 days after the date of issuance (May 31, 2016) at a conversion rate based on the lower of i) 60% of the lowest trading price during the previous 20 trading days prior to the date the conversion notice was sent by the holder or ii) 60% of the lowest trading price during the 20 trading days before this note was executed. As at February 29, 2016, the Company recorded accrued interest of $7,233, which has been included in accounts payable and accrued liabilities.

In accordance with ASC 815-15, "Derivatives and Hedging", the Company recorded a derivative liability which resulted in a full discount to the convertible debenture of $250,000 with the excess of the derivative being recorded as a loss on change in fair value of derivative liability. The carrying value of the discount will be charged to operations over the term of the convertible debenture. During the period ended February 29, 2016, the Company amortized $207 of the debt discount to interest expense. As at February 29, 2016, the carrying value of the debenture was $207 (May 31, 2015 - $nil).

b)

On January 14, 2016, the Company entered into a securities purchase agreement with a non-related party, further amended on March 1, March 9, and March 15, 2016, whereby, the Company will receive proceeds of up to $1,837,500, based on the final amendment, through the issuance of convertible debentures. The Company will receive the proceeds in seven tranches, with the Company issuing a $262,500 convertible debenture pursuant to the first tranche. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on October 14, 2016. The Company and the investor amended the notes on March 21, 2016, to make the notes convertible immediately upon issuance, instead of 90 days following the issuance. The conversion shall be the lower of i) 60% of the lowest trading price during the previous 20 trading days prior to the date the conversion notice was sent by the holder or ii) 60% of the lowest trading price during the 20 trading days before this note was executed. As at February 29, 2016, the Company recorded accrued interest of $2,467, which has been included in accounts payable and accrued liabilities.

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

6. Convertible Debentures (continued)

b)

In accordance with ASC 815-15, "Derivatives and Hedging", the Company recorded a derivative liability which resulted in a full discount to the convertible debenture of $262,500 with the excess of the derivative being recorded as a loss on change in fair value of derivative liability. The carrying value of the discount will be charged to operations over the term of the convertible debenture. During the period ended February 29, 2016, the Company amortized $73 of the debt discount to interest expense. As at February 29, 2016, the carrying value of the debenture was $73 (May 31, 2015 - $nil).

7. Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815-15 "Derivatives and Hedging". The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each period end date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended February 29, 2016, the Company recorded a loss on the change in fair value of derivative liability of $276,721. As at February 29, 2016, the Company recorded a derivative liability of $1,872,150 (May 31, 2015 - $nil).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended February 29, 2016:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 3, 2015 convertible debenture:
As at December 3, 2015 (date note was issued)	416%	0.57%	0%	0.75
As at February 29, 2016 (mark to market)	271%	0.49%	0%	0.51

January 14, 2016 convertible debenture:
As at January 14, 2016 (date note was issued)	340%	0.55%	0%	0.75
As at February 29, 2016 (mark to market)	288%	0.49%	0%	0.62

A summary of the activity of the derivative liability is shown below:

$

Balance, May 31, 2015	–
Derivative loss due to new issuances	2,245,183
Mark to market adjustment at February 29, 2016	(373,033)
Balance, February 29, 2016	1,872,150

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

8. Stockholders' Equity

Preferred Stock

Authorized:  100,000,000 shares of which the Company currently has the following two designated series:

Series A Preferred Stock

Authorized: 100,000 preferred shares

Issued and outstanding: nil preferred shares

Series A Preferred Stock carry 7,000 votes per share.

Series B Preferred Stock

Authorized: 4,700,000 preferred shares

Issued and outstanding: nil preferred shares

Series B Preferred Stock do not carry any voting rights and each share is convertible, at the option of the holder at any time after six months from the date of issuance, into common shares at a conversion price equal to the volume weighted average price for the ten trading days prior to the date of the written notice of conversion but not less than $10 per preferred share. The Company has the right to redeem the Series B preferred stock at a price of $10 per share and the preferred stock carry a liquidation price of $10 per share which holders have the right to receive upon change of control. The Series B Preferred Stock were authorized on March 9, 2016. Refer to Note 10(c).

Common Stock

Authorized: 700,000,000 common shares

Issued and outstanding: 100,000,000 common shares

a)

On May 8, 2015, the Company issued 100 member interests to the President and Director of the Company for proceeds of $40. On October 21, 2015, the Company completed a share exchange agreement whereby the 100 member interests of Bosch International, LLC were converted into common shares of the Company at a rate of 250,000 common shares per member interest, resulting in the issuance of 25,000,000 common shares.

b)

On December 1, 2015, the Company issued 5,500,000 common shares with a fair value of $5,940,000 pursuant to a sponsorship agreement whereby the Company will receive marketing and promotion of XLI products, including three thirty second spot times per episode produced in 2016 of a national television show, in exchange for the issuance of these shares and providing light sheet products and promotional support at no cost to the sponsor. The Company used the closing trading price on the date of the agreement to value the shares.

c)

On December 22, 2015, the Board of Directors approved the cancellation 65,000,000 common shares held by the Company's Chief Executive Officer. 40,000,000 and 25,000,000 common shares were returned to the treasury and cancelled on February 18, 2016 and March 18, 2016, respectively.

Subscription Payable

Prior to entering into the October 20, 2015 share exchange agreement, the Company received $50,000 for 1% of the member interests of Bosch International, LLC. As of February 29, 2016, no interests of Bosch International, LLC, or common shares of the Company, have been issued pursuant to this investment agreement.

XLI TECHNOLOGIES, INC.

(formerly Mineria Y Exploraciones Olympia, Inc.)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

9. Related Party Transactions

a)	As at February 29, 2016, the Company owed $54,695 (May 31, 2015 - $nil) to the CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)	As at February 29, 2016, the Company owed $1,500 (May 31, 2015 - $nil) to a company of which the CEO is a minority owner. The amount owing is unsecured, non-interest bearing, and due on demand.

c)	During the period ended February 29, 2016, the Company incurred $92,565 in management fees and $30,000 in salaries to the CEO of the Company.

d)

During the period ended February 29, 2016, the Company received advances from its CEO of $108,285 and paid back a $99,500 advance. During this same period, the CEO also paid expenses on behalf of the Company of $15,910.

e)	During the period ended February 29, 2016, the Company received an advance of $1,500 from a company of which the CEO is a minority owner.

10. Subsequent Events

a)	On March 2, 2016, the Company issued a $25,000 convertible debenture pursuant to the second tranche of the January 14, 2016 securities purchase agreement. Refer to Note 6(b).

b)

On March 7, 2016, the Company entered into a marketing and distribution agreement with a related party. Pursuant to the agreement the Company acquired the exclusive rights to distribute, market, and resell certain nanotechnology printed light sheets, solar panels, and batteries in 121 countries in the Caribbean and in to incorporate these products into the Company's existing and future products. In return, the Company will pay a 5% royalty on all revenues generated and issue 4,700,000 shares of newly designated Series B Preferred Stock.

c)	On March 9, 2016, the Company designated up to 4,700,000 shares as Series B Preferred Stock with a par value of $0.001 per share with the rights and restrictions as described in Note 8.

d)	On March 14, 2016, the Company issued a $40,000 convertible debenture pursuant to the third tranche of the January 14, 2016 securities purchase agreement. Refer to Note 6(b).

e)	On March 29, 2016, the Company issued a $35,000 convertible debenture pursuant to the fourth tranche of the January 14, 2016 securities purchase agreement. Refer to Note 6(b).

f)

On March 31, 2016, the Company entered into a 10% original issue discount convertible promissory note with a non-related party, whereby, the Company will receive proceeds of up to $500,000 with the first tranche of $50,000 received on March 31, 2016. Under the terms of the debenture, the amount is unsecured, bears a one-time interest charge of 12% of the principal sum, and each tranche due two years from the effective date of each payment. Each tranche is convertible into shares of common stock at any time after the effective date at the election of the holder at a conversion rate based on the lower of i) $0.20 or ii) 60% of the lowest trading price during the 25 trading days prior to conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the "Form 10−Q") contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect management's current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company's actual results, performance or achievements in 2015 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth in our registration statement on Form S-1 filed with the Commission on April 1, 2016 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Results of Operations

Three Months Ended February 29, 2016

During the three months ended February 29, 2016, the Company incurred general and operating expenditures of $6,375,477. The increase in general and operating expenditure was due to an increase in consulting, media and advertising, professional fees, and operating costs as the Company increased its operating activity during the current period.

In addition to operating expenditures, the Company also recorded interest expense of $27,205 relating to accrued interest on loans payable, accrued interest on convertible debentures, amortization of deferred financing costs, and accretion of discount on convertible debentures. During the three months ended February 29, 2016, the Company recorded a loss on change in fair value of convertible debentures of $1,372,150. For the three months ended February 29, 2016, the Company incurred a net loss of $7,774,832 or $0.14 loss per share.

Nine Months Ended February 29, 2016

During the nine months ended February 29, 2016, the Company recorded revenues of $10,000 related to the sale of light sheets, and cost of goods sold of $3,010. The Company also incurred general and operating expenditures of $6,584,895 relating to management and consulting fees, media and advertising, general and administration, and professional fees related to the Company's SEC filings and for the reverse takeover transaction that occurred on October 21, 2015.

In addition to operating expenditures, the Company also recorded interest expense of $52,457 which related to accrued interest on loans payable, accrued interest on convertible debentures, amortization of deferred financing costs, and accretion of discount on convertible debentures. During the nine months ended February 29, 2016, the Company recorded a loss on change in fair value of convertible debentures of $1,372,150. For the nine months ended February 29, 2016, the Company incurred a net loss of $8,002,512 or $0.17 loss per share.

Liquidity and Capital Resources

At February 29, 2016, the Company had assets of $278,689 compared to $105,028 at May 31, 2015. The increase in total assets was due to an increase in inventory of light sheets of $215,675, prepaid expense of $10,000 and deferred financing cost of $49,524 offset by a decrease in deposits of $65,005 and cash of $36,533 as the Company had operating expenditures that were greater than the rate of proceeds of financing.

The Company had total liabilities of $2,306,871 at February 29, 2016 compared to $105,000 at May 31, 2015. The increase in total liabilities was due to an increase in accounts payable and accrued liabilities of $72,094 related to unpaid professional fees, salaries to the Company's CEO, and accrued interest on the loans payable, amounts due to related parties of $26,195, loans payable of $231,152 which was mainly used for the purchasing of the light sheets for future sales and for general and operating expenditures, $280 in convertible debentures net of discounts of $512,220, and derivative liability of $1,872,150.

At February 29, 2016, the Company had a working capital deficit of $2,028,182 compared to working capital of $28 at May 31, 2015. The decrease in working capital is based on the fact that the Company used proceeds from short-term financing to pay outstanding operating expenses as they became due as well as recording a derivative liability for accounting purposes relating to the conversion feature of the convertible debentures issued during the period.

Cash Flow from Operating Activities

During the nine months ended February 29, 2016, the Company used $762,670 of cash for operating activities related primarily to the purchase of inventory for future light sheet sales and for the payment of outstanding operating costs as they became due.

Cash Flow from Investing Activities

During the nine months ended February 29, 2016, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended February 29, 2016, the Company received proceeds of $726,437 from financing activities comprised of $435,000 of proceeds from convertible debentures, $251,152 of proceeds from loans payable, $109,785 from related parties, and $50,000 for subscriptions payable offset by the repayment of $20,000 of loans payable and $99,500 to the President and Director of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were not effective as of February 29, 2016 as the Company has no formal segregation of duties given it has a sole officer and director and the Company does not have a formal audit committee to provide the necessary oversight over the Company's management and operations.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered securities sold by us during the quarter ended February 29, 2016 that were not otherwise disclosed by us or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XLI Technologies, Inc. (Registrant)

Date: April 21, 2016	By:	/s/ James Schramm
James Schramm
Chief Executive Officer, President, Chief Financial Officer,
Treasurer and Secretary (Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

